Form 10-Q
period 1996-06-28
FUSION SYSTEMS CORP
filed 1996-08-07
CIK 920029

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1996

                         Commission File Number 0-23628


                           FUSION SYSTEMS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         Delaware                                              52-0915080
         --------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)



                  7600 Standish Place, Rockville, MD  20855
                  -----------------------------------------
            (Address of principal executive offices and zip code)

    Registrant's telephone number, including area code:   (301) 251-0300
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES      X      NO
                              -------        -------


As of August 2, 1996, 7,791,886 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

                  FUSION SYSTEMS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 28, 1996
                                     INDEX


                                                                                                 PAGE NUMBER
                                                                                                 -----------
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements                                                                3

                 Consolidated Balance Sheets at June 28, 1996
                 and December 31, 1995                                                                3

                 Consolidated Statements of Income for the three-months
                 and six-months ended June 28, 1996 and June 30, 1995                                 4

                 Consolidated Statements of Cash Flows for the
                 six-months ended June 28, 1996 and June 30, 1995                                     5

                 Notes to Consolidated Financial Statements                                           6


         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                       9


PART II - OTHER INFORMATION

         Items 1-3 - Not applicable                                                                   -

         Item 4 - Submission of Matters to a Vote of Security Holders                                14

         Item 5 - Not applicable                                                                      -

         Item 6 - Exhibits and Reports on Form 8-K                                                   15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                 FUSION SYSTEMS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)


                                                                               June 28,     December 31,
                                                                                 1996            1995
                                                                              ----------      ----------
                                                                              (unaudited)
                                            ASSETS

Current Assets:
      Cash and cash equivalents                                                $  9,443         $12,054
      Short-term marketable securities                                           17,294          25,866
      Accounts receivable, net of allowance for doubtful
         accounts of $243 and $144 as of  June 28, 1996,
         and December 31, 1995, respectively                                     31,987          22,948
      Inventories                                                                25,663          20,063
      Prepaid expenses and other current assets                                   1,647           1,214
      Receivable from related party                                                 229             230
                                                                              ----------      ----------
               Total current assets                                              86,263          82,375

Fixed Assets, net of accumulated depreciation                                    17,713          10,588
Deferred Income Taxes                                                             3,122           2,022
Other Assets                                                                        770             619
Intangible Assets, net of accumulated amortization                                3,049           3,661
                                                                              ----------      ----------
                        Total assets                                           $110,917         $99,265
                                                                              ==========      ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                                         $  4,484         $ 5,127
      Accrued expenses                                                            8,952           6,398
      Income taxes                                                                  248           1,294
      Customer deposits                                                           1,016             713
                                                                              ----------      ----------
               Total current liabilities                                         14,700          13,532
                                                                              ----------      ----------

Commitments and Contingencies

Stockholders' Equity:
      Preferred stock, $0.01 par value; 5,000,000 shares authorized,
        none issued and outstanding                                                   -               -
      Common stock, $0.01 par value; 40,000,000 shares authorized,
        7,791,189 and 7,758,057 shares outstanding as of
        June 28, 1996 and December 31, 1995, respectively                            78              78
      Additional paid-in capital                                                 39,706          38,899
      Retained earnings                                                          56,078          46,079
      Accumulated translation adjustment                                            355             677
                                                                              ----------      ----------
               Total stockholders' equity                                        96,217          85,733
                                                                              ----------      ----------
                        Total liabilities and stockholders' equity             $110,917         $99,265
                                                                              ==========      ==========

  The accompanying notes are an integral part of these consolidated balance sheets.

                 FUSION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (unaudited)

                                                   Three Months Ended            Six Months Ended
                                                 -----------------------     ------------------------
                                                  June 28,      June 30,       June 28,      June 30,
                                                    1996          1995           1996          1995
                                                 ---------    ----------     ----------    ----------
Net Revenues                                      $40,058       $27,998        $78,696       $54,141
Cost of Sales                                      17,593        12,254         35,216        24,350
                                                 ---------    ----------     ----------    ----------
    Gross Profit                                   22,465        15,744         43,480        29,791
                                                 ---------    ----------     ----------    ----------

Operating Expenses:
  Selling, general and administrative               9,113         6,610         18,536        12,712
  Research, development and engineering             5,554         3,255          9,973         5,540
                                                 ---------    ----------     ----------    ----------
    Total operating expenses                       14,667         9,865         28,509        18,252
                                                 ---------    ----------     ----------    ----------

    Operating Income                                7,798         5,879         14,971        11,539
                                                 ---------    ----------     ----------    ----------

Other Income:
  Interest income, net                                412           576            893         1,119
  Foreign exchange gains (losses)                      74           (16)            81            80
  Other, net                                            7             -             54             5
                                                 ---------    ----------     ----------    ----------
    Total other income, net                           493           560          1,028         1,204
                                                 ---------    ----------     ----------    ----------

    Income before income taxes                      8,291         6,439         15,999        12,743

Provision for Income Taxes                          3,109         2,480          6,000         4,906
                                                 ---------    ----------     ----------    ----------

    Net Income                                    $ 5,182       $ 3,959        $ 9,999       $ 7,837
                                                 =========    ==========     ==========    ==========


Earnings Per Share:                               $  0.64       $  0.49        $  1.24       $  0.97
                                                 =========    ==========     ==========    ==========

Weighted-Average Shares Outstanding                 8,119         8,140          8,089         8,106
                                                 =========    ==========     ==========    ==========

 The accompanying notes are an integral part of these consolidated statements.

                 FUSION SYSTEMS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (unaudited)


                                                                                         Six Months Ended
                                                                                    -------------------------
                                                                                      June 28,       June 30,
                                                                                        1996           1995
                                                                                    ----------      ---------
Cash Flows from Operating Activities:

     Net Income                                                                       $ 9,999       $  7,837
     Adjustments to reconcile net income to net cash provided
       by operating activities:

        Depreciation and amortization                                                   2,406          1,167
        Loss on disposal of fixed assets                                                    4              8
        Cash provided by (used in) changes in assets
          and liabilities:
           Accounts receivable                                                         (9,039)          (601)
           Receivable from affiliate, net                                                   1            242
           Inventories                                                                 (5,600)        (1,016)
           Prepaid expenses and other assets                                             (584)          (321)
           Deferred income taxes                                                       (1,100)          (228)
           Accounts payable                                                              (643)           696
           Accrued expenses and other liabilities                                       2,857         (2,297)
           Income taxes accrued                                                        (1,046)         1,318
        Cash provided by changes in assets of
          discontinued operations                                                           -            493
                                                                                    ----------      ---------
Net Cash (Used in) Provided by Operating Activities                                    (2,745)         7,298
                                                                                    ----------      ---------

Cash Flows from Investing Activities:

     Purchases of fixed assets                                                         (8,944)        (2,672)
     Proceeds from disposal of fixed assets                                                21             33
     Net sales (purchases) of  marketable securities                                    8,572           (698)
     Foreign currency translation adjustments                                            (322)           510
                                                                                    ----------      ---------
Net Cash Used in Investing Activities                                                    (673)        (2,827)
                                                                                    ----------      ---------

Cash Flows from Financing Activities:

     Cash proceeds from exercise of stock options and stock sale, net                     473            578
     Income tax benefit from exercise of stock options                                    334            262
                                                                                    ----------      ---------
Net Cash Provided by Financing Activities                                                 807            840
                                                                                    ----------      ---------

Net (Decrease) Increase in Cash and Cash Equivalents                                   (2,611)         5,311
Cash and Cash Equivalents, beginning of period                                         12,054         24,262
                                                                                    ----------      ---------
Cash and Cash Equivalents, end of period                                              $ 9,443       $ 29,573
                                                                                    ==========      =========

Supplemental Disclosure of Cash Flow Information-
     Cash paid during the period for:
        Interest                                                                      $     2            -
        Income taxes                                                                  $ 7,572       $  3,819
                                                                                    ==========      =========


 The accompanying notes are an integral part of these consolidated statements.

                  FUSION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BASIS OF PRESENTATION:

Fusion Systems Corporation, together with its subsidiaries (the "Company"), designs, manufactures, markets and services photostabilizers and ashers used to make semiconductor devices. The Company also designs, manufactures, markets and services ultraviolet curing systems used in manufacturing, printing and coating applications in numerous industries. The Company's operations are conducted primarily through two wholly owned subsidiaries, Fusion Semiconductor Systems Corporation ("Fusion Semiconductor") and Fusion UV Curing Systems Corporation ("Fusion UV").

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries, after elimination of significant intercompany transactions and balances.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 28, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.


2.  SHORT-TERM MARKETABLE SECURITIES:

At June 28, 1996, short-term marketable securities consisted of investment grade commercial paper, U.S. government agency discount notes and Treasury bills, and are considered by management to be available-for-sale. These investments mature at various dates from July 1996 to October 1996. Because amortized cost approximates market, no adjustment has been made to stockholders' equity as a result of changes in market value to these securities.

3.  INVENTORIES:

Inventories are valued at the lower of cost (using the first-in, first-out method) or market. Inventories consist of the following (in thousands):

                                                                       June 28,             December 31,
                                                                         1996                   1995
                                                                    ------------            -----------
      Raw materials and purchased parts                                 $11,830                $ 6,833
      Work in process and finished subassemblies                         10,897                 11,299
      Finished goods                                                      2,936                  1,931
                                                                    ------------            -----------
                                  Total inventories                     $25,663                $20,063
                                                                    ============            ===========



4.  EARNINGS PER SHARE:

Earnings per common and equivalent share are based on the weighted-average number of common equivalent shares outstanding during the periods. Common equivalent shares includes the dilutive effect of all options outstanding. Fully diluted earnings per share are not presented because the difference between these amounts and the amounts presented is not material.


5.  INFORMATION CONCERNING BUSINESS SEGMENTS:

Net Revenues by Business Segment

                                                                            Six Months Ended
                                                                    --------------------------------
                                                                      June 28,            June 30,
                                                                        1996                1995
                                                                    ------------         -----------
      Fusion Semiconductor                                              $50,020             $28,165
      Fusion UV                                                          28,676              25,976
                                                                    ------------         -----------
                                  Total net revenues                    $78,696             $54,141
                                                                    ============         ===========

Net Revenues by Geographic Region

The Company sells its products in several geographic regions. Net revenues relating to each region are as follows (in thousands):

                                                                      Six Months Ended
                                                                ----------------------------
                                                                  June 28,         June 30,
                                                                    1996             1995
                                                                ------------     -----------
      North America                                                $45,597          $27,955
      Europe                                                        15,741           11,696
      Pacific Rim                                                    8,747            8,447
      Japan                                                          8,000            5,534
      Other                                                            611              509
                                                                ------------     -----------
                                  Total net revenues               $78,696          $54,141
                                                                ============     ===========

Operating Locations

The Company manufactures its products domestically. Japanese, Korean and European operations consist primarily of sales and service activities. A significant portion of the Company's revenues from its sales and service offices in Japan, Korea and Europe represent equipment sales shipped directly from U.S. facilities. A summary of net revenues by operating location is as follows (in thousands):

                                                             Six Months Ended
                                                   ------------------------------------
                                                     June 28,                 June 30,
                                                       1996                     1995
                                                   -----------               ----------
      Domestic                                        $56,693                  $39,294
      Europe                                           15,465                   11,447
      Japan                                             5,170                    3,400
      Korea                                             1,368                       -
                                                   -----------               ----------
                         Total net revenues           $78,696                  $54,141
                                                   ===========               ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Fusion Systems Corporation, together with its subsidiaries (the "Company"), designs, manufactures, markets and services photostabilizers and ashers used to make semiconductor devices. The Company also designs, manufactures, markets and services ultraviolet curing systems used in manufacturing, printing and coating applications in numerous industries. The Company's operations are conducted primarily through two wholly owned subsidiaries, Fusion Semiconductor Systems Corporation ("Fusion Semiconductor") and Fusion UV Curing Systems Corporation ("Fusion UV").

NET REVENUES. Net revenues, consisting of revenues from system sales, spare parts and service revenues, increased to $40,058,000 in the quarter ended June 28,1996 from $27,998,000 in the quarter ended June 30, 1995, an increase of 43%. For the first six months of 1996, net revenue increased 45% to $78,696,000 compared to $54,141,000 for the first six months of 1995. The increases were primarily due to increased shipments rather than price increases.

Fusion Semiconductor net revenues increased to $25,252,000 in the quarter ended June 28, 1996 from $14,664,000 in the quarter ended June 30, 1995, an increase of 72%. Net revenues for the six month periods ended June 28, 1996 and June 30, 1995 were $50,020,000 and $28,165,000 respectively, an increase of 78%. The increases were primarily the result of increased sales of the Company's Gemini(TM) asher products in North America, Europe and the Pacific Rim.

Fusion UV net revenues increased to $14,806,000 in the quarter ended June 28, 1996 from $13,334,000 in the quarter ended June 30, 1995, an increase of 11%. Net revenues for the six month periods ended June 28, 1996 and June 30, 1995 were $28,676,000 and $25,976,000, respectively, an increase of 10%. The increases were primarily due to increased sales of ultraviolet curing equipment in Europe and Japan.

GROSS PROFIT. The Company's gross profit as a percentage of net revenues were 56.1% for the quarter ended June 28, 1996 and 56.2% for the quarter ended June 30, 1995. Gross profit as a percentage of net revenues for the six month periods ended June 28, 1996 and June 30, 1995, were 55.3% and 55.0%, respectively.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 38%, to $9,113,000 in the quarter ended June 28, 1996 from $6,610,000 in the quarter ended June 30, 1995. Selling, general and administrative expenses increased 46%, to $18,536,000 in the six month period ended June 28, 1996 from $12,712,000 in the six month period ended June 30, 1995. The increases were primarily due to increased expenditures attributable to the addition of staff, increases in commissions due to increased sales, and additional occupancy costs associated with the expansion of its Maryland facilities. Selling, general and administrative expenses decreased as a percentage of net revenues in the quarter ended June 28, 1996 to 22.8% from 23.6% in the quarter ended June 30, 1995. For the six month period ended June 28, 1996, selling, general and administrative expenses increased as a percentage of net revenues to 23.6% compared to 23.5% for the six month period ended June 30, 1995.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses increased 71%, to $5,554,000 in the quarter ended June 28, 1996 from $3,255,000 in the quarter ended June 30, 1995 and to 13.9% from 11.6% of net revenues, respectively. Research, development and engineering expenses increased 80%, to $9,973,000 in the six month period ended June 28, 1996 from $5,540,000 in the six month period ended June 30, 1995 and to 12.7% from 10.2% of net revenues, respectively. For both the quarter and the six month period, the increases were primarily attributable to increased staffing for support and improvement of existing products and the development of the new Gemini(TM) photostabilizer and advanced Gemini(TM) ashers.

OTHER INCOME, NET. Other income, net of expenses, was $493,000 and $560,000 in the quarters ended June 28, 1996 and June 30, 1995, respectively, and $1,028,000 and $1,204,000 in the six month periods ended June 28, 1996 and June 30, 1995, respectively. The reduction in interest income was due to the use of cash for working capital and the Company's capital expansion program along with a reduction in the available investment rates for excess cash.

PROVISION FOR INCOME TAXES. The Company's effective tax rate decreased to approximately 37.5% for the quarter and six month periods ended June 28, 1996 from 38.5% for the quarter and six month periods ended June 30, 1995. The decrease was primarily due to the benefit provided by the utilization of a Foreign Sales Corporation.

NET INCOME. Net income and earnings per share each increased 31%, to $5,182,000 and $.64 for the quarter ended June 28, 1996 from $3,959,000 and $.49 for the quarter ended June 30, 1995. Net income and earnings per share each increased 28%, to $9,999,000 and $1.24 for the six month period ended June 28, 1996 from $7,837,000 and $.97 for the six month period ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and securities were $26.7 million as of June 28, 1996, $11.2 lower than the $37.9 million available at December 31, 1995. The Company's cash needs are primarily to fund growth in inventory and accounts receivable and to fund its capital expenditure program. The Company's accounts receivable and inventory have grown due to the increase in sales volume over the prior year.

The Company's capital requirements typically consist of manufacturing equipment, research and development equipment, office equipment, leasehold improvements, computers, furniture and fixtures. Capital expenditures were $8,944,000 and $2,672,000, in the six month periods ended June 28, 1996 and June 30, 1995, respectively.

The Company is in the process of expanding its facilities and adding specialized manufacturing, engineering and research and development capabilities. During the first quarter, Fusion UV completed its relocation to a new facility near the Company's existing facility. Fusion Semiconductor is continuing its expansion program in the existing facility made available by Fusion UV's relocation. Fusion Semiconductor's expansion is presently expected to be completed by the third quarter of 1996. The Company is continuing to develop its plan for expanson in Korea in 1997.

Management expects that existing working capital and cash from operations will be sufficient to meet its working capital and other operating expenditure requirements for the foreseeable future.

OUTLOOK

The outlook for sales of the Company's products in the second half of 1996 remains strong for the UV Curing business but is weaker than the first half for the Semiconductor business.

The semiconductor capital equipment market has recently been experiencing a slowdown in the rate of orders, as well as order cancellations and shipment delays from customers due to market conditions. The Company is not immune to these market conditions and currently expects some weakness in sales and, as a result, pressure on its operating margins in the second half of the year. Management believes the Semiconductor business is well positioned with its new product lines and presently believes that these general market conditions will improve some time in 1997.

CAUTIONARY STATEMENTS

     In addition to the other information in this Quarterly Report on Form 10-Q, the following cautionary statements should be considered carefully in evaluating the Company and its business. Information provided by the Company from time to time may contain certain "forward-looking" information, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Act") and (ii) in releases made by the Securities and Exchange Commission (the "SEC"). The factors discussed in these cautionary statements, among other factors, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. Reference is also made to the "Risk Factors" described in the Company's Prospectus dated October 5, 1994.

VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the timing of product sales and the receipt of orders from major customers, production difficulties causing delayed shipments, the proportion of international sales, specific economic conditions in the semiconductor industry, the mix of products sold by the Company and competitive pricing pressures. Because a high percentage of the Company's expenses are relatively fixed in the near term, minor variations in the timing of orders and shipments can cause significant variations in quarterly operating results. All orders are subject to cancellation or rescheduling by the customer with limited or no penalties, and the Company's ability to accurately forecast future revenues and income for any period is necessarily limited. Industry trends in the semiconductor markets can sometimes cause sudden and significant order cancellations or pushouts of orders. Any forward-looking information provided from time to time by the Company represents only management's then-best current estimate of future results or trends, and actual results may differ materially from those contained in the Company's estimates.

POTENTIAL VOLATILITY OF STOCK PRICE. There has been significant volatility in the market price of securities of high technology companies. The Company believes factors such as announcements of new product enhancements by the Company or its competitors, quarterly fluctuations in the Company's financial results or other manufacturer's financial results, shortfalls in the Company's actual financial results compared to results previously forecasted by stock market analysts, general conditions in the semiconductor industry and other industries in which the Company participates, and conditions in the financial markets could cause the market price of the Common Stock to fluctuate substantially. These market fluctuations may adversely affect the price of the Company's Common Stock.

CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY. The Company's semiconductor equipment business, which in 1995 accounted for approximately 53% of total net revenues and approximately 61% of total operating income before corporate expenses, depends in large part upon the capital equipment expenditures of semiconductor manufacturers which, in turn, depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periodic downturns, which often have had a severe adverse effect on capital equipment expenditures by semiconductor manufacturers. Semiconductor industry downturns have adversely affected the sales, gross profit, and operating results of semiconductor equipment suppliers, including Fusion Semiconductor.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside North America accounted for approximately 47% of the Company's total net revenues in fiscal 1995, approximately 43% of the Company's total net revenues in fiscal 1994 and approximately 44% of the Company's total net revenues in fiscal 1993, and may continue to represent a significant portion of the Company's revenues. Any decrease in sales outside North America may have a material adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in interest and currency exchange rates, by trade restrictions, longer payment cycles typically associated with international sales and changes in tariffs and taxes, among other factors.

RAPID TECHNOLOGICAL CHANGE; COMPETITION. Equipment and processes used in UV curing and semiconductor manufacturing are subject to rapid technological development and product innovation. The Company, to remain successful, must be responsive to new developments in photostabilization and asher technology, "white space" product technology and enhanced process capabilities. The Company's financial results may be negatively impacted by the failure of new or existing products in both segments to be favorably received by manufacturers and other customers due to price, availability, features, other product choices or the level and quality of support for the Company's products.

RELIANCE ON ATTRACTING AND RETAINING KEY EMPLOYEES. The Company's continued success will depend in large part on its ability to attract and retain highly-qualified technical, managerial, sales and marketing, and other personnel. Competition for such personnel in the Company's industry is intense. None of the senior management of the Company is subject to an employment contract. There can be no assurance that the Company will be able to continue to attract or retain such personnel.

PART II - OTHER INFORMATION

ITEMS 1 - 3.     NOT APPLICABLE

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on June 20, 1996. Three proposals were submitted to stockholders as described in the Company's proxy statement dated May 6, 1996. The following is a brief description of the matters voted upon, the number of votes cast for and against each proposal, and the number of abstentions.

1. To fix the number of Directors of the Company at six and to elect two Class II Directors to serve for three year terms and one Class III Director to serve for a two year term or until their successors are elected and qualified.

              Nominee: Charles J. Coulter - Class II Director
                     Votes for the Nominee:                                      6,292,600
                     Votes Witheld from the Nominee:                               104,495
              Nominee: Jon D. Tompkins - Class II Director
                     Votes for the Nominee:                                      6,356,304
                     Votes Witheld from the Nominee:                                40,791
              Nominee: Andrea Geisser - Class III Director
                     Votes for the Nominee:                                      6,353,564
                     Votes Witheld from the Nominee:                                43,531
              Continuing Directors:
                      Leslie S. Levine
                      Daniel Tessler
                      Gordon S. Macklin

2. To approve an amendment to the Company's 1994 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 600,000 shares to 1,250,000 shares.

                      Votes for:                                                 3,251,501
                      Votes against:                                             1,641,562
                      Abstain:                                                      23,913
                      No Vote:                                                   1,480,119

3. To ratify the selection of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1996.

                      Votes for:                                                 6,376,864
                      Votes against:                                                 9,687
                      Abstain:                                                      10,544

ITEM  5.          NOT APPLICABLE

ITEM  6.                  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

Exhibit 11       Statement Regarding Computation of Per Share Earnings

B.  Reports on Form 8-K

None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FUSION SYSTEMS CORPORATION





August 7, 1996        By:   /s/Joseph F. Greeves
                            --------------------
                                      Joseph F. Greeves
                                      Vice President and Chief Financial Officer

                              INDEX TO EXHIBITS


     Number                                    Description                         Page
   -----------       --------------------------------------------------------   ----------
        11            Statement Regarding Computation of Per Share Earnings