Form 10-Q
period 1996-09-27
FUSION SYSTEMS CORP
filed 1996-11-12
CIK 920029

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 27, 1996

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

                     YES      X                NO
                         ----------                --------



As of November 1, 1996, 7,747,292 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

                  FUSION SYSTEMS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 27, 1996

                                     INDEX


                                                                                 PAGE NUMBER
                                                                                 -----------
PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements                                                  3

                Consolidated Balance Sheets at September 27, 1996
                and December 31, 1995                                                 3

                Consolidated Statements of Income for the
                three-months and nine-months ended
                September 27, 1996 and September 29, 1995                             4

                Consolidated Statements of Cash Flows for the
                nine-months ended September 27, 1996
                and September 29, 1995                                                5

                Notes to Consolidated Financial Statements                            6

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations                         9


PART II - OTHER INFORMATION

       Items 1-5 - Not applicable                                                     -

       Item 6 - Exhibits and Reports on Form 8-K                                     13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                  FUSION SYSTEMS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                       September 27,      December 31,
                                                                           1996           1995 (Note 2)
                                                                      ---------------   ----------------
                                                                       (unaudited)
                                   ASSETS

Current Assets:
     Cash and cash equivalents                                             $95,877            $10,825
     Short-term marketable securities                                       53,322             25,866
     Accounts receivable, net of allowance for doubtful
        accounts                                                            15,417             13,125
     Inventories                                                            16,604             11,173
     Prepaid expenses and other current assets                                 912                819
     Receivable from related party                                             275                230
     Net assets of discontinued operations                                      -              23,126
                                                                      ---------------   ----------------
             Total current assets                                          182,407             85,164

Fixed Assets, net of accumulated depreciation                               14,067              7,430
Deferred Income Taxes                                                        3,247              2,022
Other Assets                                                                   204                421
                                                                      ---------------   ----------------
                     Total assets                                         $199,925            $95,037
                                                                      ===============   ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                      $ 3,126            $ 4,041
     Accrued expenses                                                       12,220              4,254
     Income taxes                                                           34,846              1,009
                                                                      ---------------   ----------------
             Total current liabilities                                      50,192              9,304
                                                                      ---------------   ----------------

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $0.01 par value; 5,000,000 shares authorized,
       none issued and outstanding                                               -                  -
     Common stock, $0.01 par value; 40,000,000 shares authorized,
       7,792,820 and 7,758,057 shares outstanding as of
       September  27, 1996 and December 31, 1995, respectively                  78                 78
     Additional paid-in capital                                             39,718             38,899
     Retained earnings                                                     109,963             46,079
     Accumulated translation adjustment                                        (26)               677
                                                                      ---------------   ----------------
             Total stockholders' equity                                    149,733             85,733
                                                                      ---------------   ----------------
                     Total liabilities and stockholders' equity           $199,925            $95,037
                                                                      ===============   ================





  The accompanying notes are an integral part of these consolidated balance sheets.

                  FUSION SYSTEMS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)




                                                           Three Months Ended                  Nine Months Ended
                                                 ----------------------------------   ----------------------------------
                                                   September 27,     September 29,     September 27,      September 29,
                                                       1996          1995 (Note 2)         1996           1995 (Note 2)
                                                 ----------------   ---------------   ---------------    ---------------
Net Revenues                                            $16,184           $12,568            $66,204            $40,733
Cost of Sales                                             9,129             5,113             30,924             16,986
                                                 ----------------   ---------------   ---------------    ---------------
    Gross Profit                                          7,055             7,455             35,280             23,747
                                                 ----------------   ---------------   ---------------    ---------------

Operating Expenses:
  Selling, general and administrative                     4,088             3,129             14,350              9,370
  Research, development and engineering                   4,091             1,956             11,831              5,861
                                                 ----------------   ---------------   ---------------    ---------------
    Total operating expenses                              8,179             5,085             26,181             15,231
                                                 ----------------   ---------------   ---------------    ---------------

    Operating Income (Loss)                              (1,124)            2,370              9,099              8,516
                                                 ----------------   ---------------   ---------------    ---------------

Other Income:
  Interest income, net                                      784               519              1,621              1,617
  Foreign exchange loss, net                               (154)              (82)               (56)              (111)
  Other, net                                                 21                (9)                19                 (4)
                                                 ----------------   ---------------   ---------------    ---------------
    Total other income, net                                 651               428              1,584              1,502
                                                 ----------------   ---------------   ---------------    ---------------

    Income (loss) from continuing operations
        before income taxes                                (473)            2,798             10,683             10,018
(Provision) Benefit for Income Taxes
                 on Continuing Operations                   177            (1,077)            (4,006)            (3,857)
                                                 ----------------   ---------------   ---------------    ---------------

     Income (loss) from continuing operations              (296)            1,721              6,677              6,161

Discontinued Operations:

    Operations, net of tax                                  610             1,398              3,636              4,795
    Gain on disposal, net of tax                         53,572                 -             53,572                  -
                                                 ----------------   ---------------   ---------------    ---------------

             Net Income                           $      53,886       $     3,119      $      63,885       $     10,956
                                                 ================   ===============   ===============    ===============

Earnings Per Share:
    Continuing operations                              ($  0.04)         $   0.21           $   0.83           $   0.76
    Discontinued:
          Operations                                       0.08              0.17               0.45               0.59
          Gain on disposal                                 6.77                 -               6.66                  -
                                                 ----------------   ---------------   ---------------    ---------------
    Total                                               $  6.81          $   0.38           $   7.94           $   1.35
                                                 ================   ===============   ===============    ===============

Weighted-Average Shares Outstanding                       7,909             8,140              8,044              8,117
                                                 ================   ===============   ===============    ===============




 The accompanying notes are an integral part of these consolidated statements.

                  FUSION SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                  Nine Months Ended
                                                                         -----------------------------------
                                                                           September 27,      September 29,
                                                                                1996              1995
                                                                         ----------------   ----------------
Cash Flows from Operating Activities:

     Net Income                                                              $63,885           $10,956
     Adjustments to reconcile net income to net cash provided
       by operating activities:

        Gain on disposal of net assets of UV Curing operation                (53,572)              -
        Depreciation and amortization                                          2,343             1,783
        (Gain) Loss on disposal of fixed assets                                  (20)               23
        Cash provided by (used in) changes in assets
          and liabilities:
           Accounts receivable                                                (2,292)           (2,347)
           Receivable from related party, net                                    (45)               72
           Inventories                                                        (5,431)           (3,264)
           Prepaid expenses and other assets                                    (166)             (446)
           Deferred income taxes                                              (1,225)             (449)
           Accounts payable                                                     (915)            1,745
           Accrued expenses and other liabilities                              2,769            (1,003)
           Income taxes accrued                                               (1,932)            2,765
        Cash provided by changes in assets of
          discontinued operations                                                -                 493

                                                                         --------------     -------------
Net Cash Provided by Operating Activities                                       3,399            10,328
                                                                         --------------     -------------

Cash Flows from Investing Activities:

     Purchases of fixed assets                                                (8,746)           (4,066)
     Proceeds from sale of  UV Curing operation, net                         117,665               -
     Proceeds from disposal of fixed assets                                       75                40
     Net (purchases) sales of short-term investments                         (27,456)          (13,738)
     Foreign currency translation adjustments                                   (704)             (455)

                                                                         --------------     -------------
Net Cash Provided by (Used in) Investing Activities                            80,834           (18,219)
                                                                         --------------     -------------

Cash Flows from Financing Activities:

     Cash proceeds from exercise of stock options and stock sale, net            485               852
     Income tax benefit from exercise of stock options                           334               262

                                                                         --------------     -------------
Net Cash Provided by Financing Activities                                        819             1,114
                                                                         --------------     -------------

Net Increase (Decrease) in Cash and Cash Equivalents                          85,052            (6,777)

Cash and Cash Equivalents, beginning of period                                10,825            24,262
                                                                         --------------     -------------
Cash and Cash Equivalents, end of period                                     $95,877           $17,485
                                                                         ==============     =============

Supplemental Disclosure of Cash Flow Information-
     Cash paid during the period for:
        Interest                                                             $     3           $   -
        Income taxes                                                         $ 9,215           $ 4,568
                                                                         ==============     =============





  The accompanying notes are an integral part of these consolidated statements.

                  FUSION SYSTEMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       BASIS OF PRESENTATION:

Fusion Systems Corporation, together with its subsidiaries (the "Company"), designs, manufactures, markets and services photostabilizers and ashers used to make advanced semiconductor devices.

The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries, after elimination of significant intercompany transactions and balances.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 27, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

2. SALE OF UV CURING BUSINESS:

On September 6, 1996, the Company sold the operations of its ultraviolet curing business for $121 million in cash to the Fairey Group, plc, a United Kingdom based company. The assets sold included all of the assets of Fusion UV Curing Systems Corporation and Fusion Europe Limited relating to the UV curing business and all of the capital stock of the Company's subsidiaries, Fusion Aetek UV Systems, Inc., Fusion Japan KK, and Fusion VuS GmbH. The Company has reported these operations as discontinued operations in the financial statements and, as a result, has reclassified the prior year presentation to conform with this treatment.

3.  SHORT-TERM MARKETABLE SECURITIES:

At September 27, 1996, short-term marketable securities consisted of investment grade commercial paper, U.S. government agency discount notes and Treasury bills, and are considered by management to be available for sale. These investments mature at various dates from November 1996 to September 1997. Because amortized cost approximates market, no adjustment has been made to stockholders' equity as a result of changes in market value to these securities.

4.  INVENTORIES:

Inventories are valued at the lower of cost (using the first-in, first-out method) or market. Inventories consist of the following (in thousands):

                                                                   September 27,          December 31,
                                                                        1996                  1995
                                                                -----------------        --------------
        Raw materials and purchased parts                               $ 5,479               $ 4,143
        Work in process and finished subassemblies                        9,834                 6,345
        Finished goods                                                    1,291                   685
                                                                -----------------        --------------
                                  Total inventories                     $16,604               $11,173
                                                                =================        ==============


5.  EARNINGS PER SHARE:

Earnings per common and equivalent share are based on the weighted-average number of common equivalent shares outstanding during the periods. Common equivalent shares includes the dilutive effect of all options outstanding. Fully diluted earnings per share are not presented because the difference between these amounts and the amounts presented is not material.

6.  INFORMATION CONCERNING GEOGRAPHIC REGIONS:

Net Revenues by Geographic Region

The Company sells its products in several geographic regions. Net revenues relating to each region are as follows (in thousands):


                                                                    Nine Months Ended
                                                       -----------------------------------------
                                                         September 27,           September 29,
                                                              1996                   1995
                                                       -----------------      ------------------
     North America                                             $35,066                $16,279
     Europe                                                     17,396                 11,656
     Pacific Rim                                                 9,843                  9,634
     Japan                                                       3,899                  2,649
     Other                                                          -                     515
                                                       -----------------      ------------------
                         Total net revenues                    $66,204                $40,733
                                                       =================      ==================

Operating Locations

The Company manufactures its products domestically. Korean and European operations consist primarily of sales and service activities. A significant portion of the Company's revenues from its sales and service offices in Korea and Europe represent equipment sales shipped directly from U.S. facilities. A summary of net revenues by operating location is as follows (in thousands):

                                                                         Nine Months Ended
                                                              ------------------------------------------
                                                              September 27, 1996      September 29, 1995
                                                              ------------------      ------------------
     Domestic                                                        $46,633                $28,959
     Europe                                                           17,358                 11,774
     Korea                                                             2,213                     -
                                                              -----------------       ------------------
                        Total net revenues                           $66,604                $40,733
                                                              =================       ==================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF CONTINUING OPERATIONS

Fusion Systems Corporation, together with its subsidiaries (the "Company"), designs, manufactures, markets and services photostabilizers and ashers used to make advanced semiconductor devices.

NET REVENUES. Net revenues, consisting of revenues from system sales, spare parts and service revenues, increased to $16.2 million in the quarter ended September 27, 1996 from $12.6 million in the quarter ended September 29, 1995, an increase of 29%. For the first nine months of 1996, net revenues increased 63% to $66.2 million compared to $40.7 million for 1995. The increases were primarily a result of increased sales of the Company's Gemini(TM) asher products in North America and Europe.

GROSS PROFIT. The Company's gross profit as a percentage of net revenues decreased from 59.3% for the quarter ended September 29, 1995 to 43.6% for the quarter ended September 27, 1996. Gross profit as a percentage of net revenues for the nine month periods ended September 27, 1996 and September 29, 1995, were 53.3% and 58.3%, respectively. The decrease in gross profit for both the three and nine month periods of 1996 was primarily due to: a) a substantial increase (of approximately $1.1 million) in the third quarter of 1996 in charges for obsolete and excess inventory related to the development and rollout of new products as well as the decrease in anticipated level of shipments over the next several quarters; b) an increase in the level of customer service and warranty costs required to support the new products; c) cost inefficiencies in the manufacturing process due to the introduction of new products together with overall lower production volumes in the third quarter.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 31%, to $4.1 million, in the quarter ended September 27, 1996 from $3.1 million in the quarter ended September 29, 1995 and were 25.3% and 24.9% of net revenues in the two periods, respectively. For the nine month period, selling, general and administrative expenses increased 53%, to $14.4 million from $9.4 million in the first nine months of 1995 and were 21.7% and 23.0% of net revenues, respectively. The increases were primarily due to increased staffing levels, increased commissions associated with the higher sales volume, and additional occupancy costs associated with expansion of the Rockville, Maryland facility.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses increased 109%, to $4.1 million in the quarter ended September 27, 1996 from $2.0 million in the quarter ended September 29, 1995, and to 25.3% from 15.6% of net revenues, respectively. Research, development and engineering expenses increased 102%, to $11.8 million in the nine month period ended September 27, 1996 from $5.9 million in the nine month period ended September 29, 1995 and to 17.9% from 14.4% of net revenues, respectively. For both the quarter and the nine month period, the increases were primarily due to a substantial increase in the level of effort needed in order to develop the Company's new Gemini(TM) photostabilizer, the Gemini(TM) ozone asher and other advanced products, and to support and improve existing products.

OTHER INCOME, NET. Other income, net of expenses, was $651,000 and $428,000 in the quarters ended September 27, 1996 and September 29, 1995, respectively, and $1.6 million and $1.5 million in the nine month periods ended September 27, 1996 and September 29, 1995, respectively. The increase in interest income during the third quarter of 1996 was due to the additional interest earned on the proceeds of the sale of the UV curing business. For the nine months, this was somewhat offset by reduced interest associated with the use of cash to fund the Company's capital expansion program.

PROVISION FOR INCOME TAXES. The Company's effective tax rate decreased to approximately 37.5% for the quarter and nine month periods ended September 27, 1996 from 38.5% for the quarter and nine month periods ended September 29, 1995. The decrease was primarily due to the benefit provided by the utilization of a Foreign Sales Corporation.

NET INCOME. As a result of the foregoing, the Company reported a net loss from continuing operations of $296,000 in the quarter ended September 27, 1996 as compared to a profit of $1.7 million in the quarter ended September 29, 1995. Earnings per share from continuing operations decreased to a loss of $.04 per share in the quarter ended September 27, 1996 from earnings of $.21 per share in the quarter ended September 29, 1995. Net income from continuing operations increased 8% to $6.7 million in the nine month period ended September 27,1996 from $6.2 million in the nine month period ended September 29, 1995. Earnings per share from continuing operations increased to $.83 per share in the nine month period ended September 27, 1996 compared to $.76 for the nine month period ended September 29, 1995. Net income for the quarter ended September 27, 1996 was $53.9 million which included the net gain on the disposal of the UV curing operation of $53.6 million and net income from discontinued operations of $610,000 or $6.81, $6.77 and $.08 on a per share basis, respectively. Net income for the nine month period ended September 27, 1996 was $63.9 million, which included the net gain on the disposal of the UV curing operation of $53.6 million and net income from discontinued operations of $3.6 million or $7.94, $6.66, and $.45 on a per share basis, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and securities were $149 million as of September 27, 1996, $112 million higher than the $37 million available at December 31, 1995. The increase in cash is primarily due to the receipt of $121 million in proceeds from the sale of the UV curing operation, offset somewhat by the Company's capital expenditures and increased working capital needs. The Company will be required to pay approximately $35 million in income taxes related to the transaction during the fourth quarter.

The Company's operating cash needs are primarily to fund growth in inventory and accounts receivable and to fund its capital expenditure program. The Company's accounts receivable and inventory have grown due to the increase in sales volume over the prior year. The Company's capital requirements typically consist of manufacturing equipment, research and development equipment, office equipment, leasehold improvements, computers, furniture and fixtures. Capital expenditures were $8.7 million and $4.1 million, in the nine month periods ended September 27, 1996 and September 29, 1995, respectively.

The Company plans to use the remaining proceeds from the sale of the UV curing operation to fund its stock repurchase program and for potential strategic acquisitions. The funds will remain invested, in the meantime, to generate interest income.

Management expects that existing working capital and cash from operations will be sufficient to meet its working capital and other operating expenditure requirements for the foreseeable future.

OUTLOOK

The semiconductor capital equipment market has recently been experiencing a significant slowdown in the rate of new orders, as well as order cancellations and shipment delays from customers due to market conditions. The Company is not immune to these conditions and its third quarter shipments were substantially lower than the prior two quarters. The rate of new orders received in the third quarter was substantially below the level experienced in the prior two quarters. If this trend were to continue, it would have a continued negative effect on future revenues and put further pressure on operating margins. Management believes the business is well positioned with its new product lines and presently believes that these general market conditions in the industry will improve sometime in 1997.

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

POTENTIAL VOLATILITY OF STOCK PRICE. There has been significant volatility in the market price of securities of high technology companies. The Company believes factors such as announcements of new product enhancements by the Company or its competitors, quarterly fluctuations in the Company's financial results or other manufacturers' financial results, shortfalls in the Company's actual financial results compared to results previously forecasted by stock market analysts, general conditions in the semiconductor industry and other industries in which the Company participates, and conditions in the financial markets could cause the market price of the Common Stock to fluctuate substantially. These market fluctuations may adversely affect the price of the Company's Common Stock.

CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY. The Company's business depends in large part upon the capital equipment expenditures of semiconductor manufacturers which, in turn, depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periodic downturns, which often have had a severe adverse effect on capital equipment expenditures by semiconductor manufacturers. Semiconductor industry downturns have adversely affected the sales, gross profit, and operating results of semiconductor equipment suppliers, including the Company.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside North America accounted for approximately 60% of the Company's total net revenues from continuing operations in fiscal 1995, approximately 54% of the Company's total net revenues from continuing operations in fiscal 1994 and approximately 54% of the Company's total net revenues from continuing operations in fiscal 1993, and may continue to represent a significant portion of the Company's revenues. Any decrease in sales outside North America may have a material adverse effect on the Company's operating results. The Company's international business and financial performance may be affected by fluctuations in interest and currency exchange rates, by trade restrictions, longer payment cycles typically associated with international sales and changes in tariffs and taxes, among other factors.

RAPID TECHNOLOGICAL CHANGE; COMPETITION. Equipment and processes used in semiconductor manufacturing are subject to rapid technological development and product innovation. The Company, to remain successful, must be responsive to new developments in photostabilization and asher technology, "white space" product technology and enhanced process capabilities. The Company's financial results may be negatively impacted by the failure of new or existing products to be favorably received by manufacturers and other customers due to price, availability, features, other product choices or the level and quality of support for the Company's products.

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

ITEMS 1 - 5.  NOT APPLICABLE


ITEM  6.            EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

Exhibit 11    Statement Regarding Computation of Per Share Earnings

B.  Reports on Form 8-K

On September 19, 1996, the Company filed a Current Report on Form 8-K, reporting the sale of its UV curing operation, including unaudited Pro Forma Financial Statements at June 28, 1996 and an unaudited Pro Forma Statement of Operations for the year ended December 31, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FUSION SYSTEMS CORPORATION





November 8, 1996                     By:   /s/Joseph F. Greeves
                                           --------------------
                                            Joseph F. Greeves
                                Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


    Number                                 Description                             Page
---------------   ----------------------------------------------------------   --------------
       11          Statement Regarding Computation of Per Share Earnings           16