Form 10-K
period 1996-12-31
FUSION SYSTEMS CORP
filed 1997-03-27
CIK 920029

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   -------------------------------------------

                                    FORM 10-K
[ X ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.


For the fiscal year ended  December 31, 1996

Commission File Number:  0-23628

                      ------------------------------------

                           FUSION SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 52-0915080
       -----------------------------                  -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

  7600 STANDISH PLACE, ROCKVILLE, MARYLAND                       20855
  ----------------------------------------                       -----
       (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (301) 251-0300

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------

         SERIES A JUNIOR PREFERRED STOCK PURCHASE RIGHTS, $.01 PAR VALUE
         ---------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $184,642,846 as of March 20, 1997 (based on the closing price of such stock on The Nasdaq Stock Market). As of March 20, 1997, 7,475,655 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on or about June 19, 1997 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I


ITEM 1.  BUSINESS

INTRODUCTION

      Fusion Systems Corporation (the "Company" or "Fusion") is a leading worldwide supplier of single-wafer ashers and photostabilizers used in the fabrication of advanced semiconductor devices. The Company was founded in 1971 to develop microwave-powered electrodeless ultraviolet ("UV") lamps originally used to cure coatings, adhesives and inks on a variety of end-use products. The Company began commercial shipments in 1975 and introduced its first product for the semiconductor industry in 1983. On September 6, 1996, Fusion sold its UV curing business to Fairey Group, plc of Egham, United Kingdom. See "Sale of UV Curing Business."

      The Company has applied its distinctive core competencies, technology and industry-specific knowledge to exploit the high-margin "white-spaces" or niche elements of the semiconductor capital equipment markets in which it can increase customer productivity and product quality. The Company believes that its competitive position is enhanced by its proprietary technology, its applications-based marketing and sales approach, its global sales and service organization, and its large installed base of systems. Fusion's products are used by many of the largest semiconductor device manufacturers in the world.

      The Company has made major investments in its business to expand its product lines and increase its worldwide sales and service capabilities. The Company has continued to add to its semiconductor equipment product families through internal development and technology sourcing. The Company has also made significant investments to strengthen its direct sales and service operations in Europe and South Korea and expects to expand its direct presence in Japan and Taiwan in 1997. See "Cautionary Statements."

      Fusion has over 200 customers worldwide. The Company derives most of its revenues from the sale of free-standing semiconductor fabrication systems. In addition, it obtains revenues from royalties and the sale of consumables and services. In 1996, system sales represented 78% of net revenues.

      International sales represented 50% of the Company's net revenues in 1996. The Company's direct sales and service force operates out of twelve offices located throughout the United States, Europe, Japan and South Korea. The Company's operations in Europe, Japan and South Korea consist primarily of sales and service activities. At December 31, 1996, the Company had 41 employees in Europe, two in Japan and fifteen in South Korea. No significant manufacturing is performed at those locations. See Note 10 to the consolidated financial statements. The Company also utilizes five independent representatives and distributors worldwide.

INDUSTRY BACKGROUND

      The fabrication of an advanced semiconductor device can require over twenty resist imaging levels and over 300 sequential processing steps. Complex and expensive equipment is required to perform the major process steps of semiconductor fabrication, including photolithography, etching, deposition and ion implantation. A number of key process-enhancing steps, however, occur in the intervals ("white spaces") between these major process steps. For example, for many fabrication processes, the photoresist stencil must be hardened or "stabilized" through thermal baking or photostabilization in order to reduce pattern distortion during the following process step. Photostabilization occurs after photolithography exposure and development, but before the next process step (e.g., etching or ion implantation). After the process step, the photoresist must be removed without damaging the circuits already on the wafer, through a stripping or "ashing" procedure. High value-enhancing processes such as resist stabilization and resist removal are increasingly important as semiconductor devices become more complex and geometries continue to shrink.

TECHNOLOGY AND PRODUCTS

      Fusion's growth is driven by products based on its distinctive core competencies. Starting with the core microwave lamp technology, Fusion has steadily built and integrated additional core competencies in such areas of technology as optics, thermal control, microwave power supplies and applicators, software, robotics, and barrier discharge ozone generation.

      Fusion has used these core competencies to develop its three product families: the downstream Plasma Asher, the Ozone Asher and the Photostabilizer. Each of these products is available on the single-chamber Fusion 200(TM) platform and the high-throughput, dual-chamber Gemini(TM) platform. These standardized platforms include advanced robotic unicassette wafer-handling systems, low particulate design and materials, and in situ diagnostics, and are compatible with important industry standards including SMIF (Standard Mechanical InterFace), SECS (Semiconductor Equipment Communications Standard) and GEM (Generic Equipment Model).

   ASHERS

      The function of the photoresist pattern in semiconductor device fabrication is to provide a highly precise stencil that allows certain areas of the substrate to be processed, while others are blocked by the photoresist. After processing at each photoresist masking level, the photoresist stencil must be removed to start the next level.

      A variety of competing technologies are available to remove photoresist, including wet acid stripping systems and multiple-wafer dry plasma "barrel" ashers. In the fabrication of advanced semiconductor devices on 200 millimeter ("mm") wafers, wet stripping systems have typically been used after dry ashing to remove residues. In general, semiconductor device manufacturers are moving away from using wet process steps because they are difficult to control precisely, involve hazardous chemicals and are reaching their physical limitations as device geometries continue to shrink to 0.25 micron line widths and below. Similarly, in traditional plasma barrel ashers, which expose cassettes of wafers to plasma in a single chamber to remove the photoresist, it is very difficult to maintain the extremely tight process control over each wafer, which is needed when processing advanced semiconductor devices. As a result, single-wafer ozone ashing and single-wafer downstream plasma ashing are displacing wet strip systems and dry barrel ashers for ashing and residue removal at many steps in newer semiconductor device fabrication facilities.

      Fusion developed its first asher product, a proprietary ozone asher, as an alternative method of ashing for those process steps in which plasma might damage sensitive electronic structures. Fusion's Ozone Asher is protected by process and equipment patents, and by trade secrets which make possible superior barrier discharge ozone generators. The Fusion Ozone Asher is priced competitively with downstream plasma ashers and provides competitively low cost of ownership, high throughputs and extremely low device damage. In addition to its original ashing application, the Fusion Ozone Asher has found use in surface cleaning and metal passivation. A number of Fusion's key accounts use the Ozone Asher in mass production of advanced devices on 200mm wafers. In 1993, the Company introduced its new Ozone Asher model on the Fusion 200(TM) platform. In the third quarter of 1995, the Gemini(TM) Ozone Asher was announced at a major industry trade show on the new Gemini(TM) platform. List prices for the Company's Ozone Ashers currently range from $195,000 to $550,000. Ozone Asher sales accounted for 12%, 19% and 30% of net revenues in 1996, 1995 and 1994 respectively.

      For many process levels, downstream plasma ashing is regarded as preferable to ozone ashing because of its adaptability in a variety of processes, including residue removal, and because of its similarity to widely-used plasma-based etching processes. Fusion's second ashing product is an advanced downstream microwave plasma asher. Physical separation of the region in which microwave energy creates a plasma from the region near the wafer provides shielding of the wafer from charged particles in the plasma that can cause damage. In December 1992, Fusion entered into an agreement with Texas Instruments (the "TI Agreement"), whereby Fusion licensed the rights to the design, drawings and applications data for a microwave downstream plasma asher which Texas Instruments ("TI") had developed and used extensively in its own 150mm MOS device production lines. The TI Agreement grants to the Company a worldwide, non-exclusive right to use certain plasma asher technology and to develop, manufacture and sell products based on such technology.

      Fusion enhanced the TI design, implemented it on the Fusion 200(TM) platform, and improved the microwave plasma generation and heating subsystems. Initial shipments of this product were made during the fourth quarter of 1993. The Fusion Plasma Asher was more broadly introduced at a trade show in the third quarter of 1994 on the Fusion 200(TM) platform. In the third quarter of 1995, the Plasma Asher was introduced at a major industry trade show on the Gemini(TM) platform. List prices for the Plasma Asher currently range from $225,000 to $550,000. Plasma Asher sales accounted for 43%, 14% and 5% of net revenues in 1996, 1995 and 1994 respectively.

      In the third quarter of 1996, Fusion introduced a new tool called Enhanced Strip (ES), an advanced version of Fusion's Plasma Asher, designed with residue removal capability. The ES process uses fluorine-based gas chemistries to provide dry in-situ removal of residues created after processes such as etch and ion implant, effectively eliminating the need for wet process steps which normally follow ashing. A distinct competitive advantage of the ES tool is its capability to ash and to remove residues in the same chamber. This enables the Fusion ES system to use high productivity parallel processing in Gemini(TM) systems, whereas competitors' systems must use slower, sequential processing. The development of the ES process meets market needs resulting from industry's desire to eliminate wet process steps. These typically use hazardous and difficult-to-handle substances and are reaching their physical limitations as advanced semiconductor device geometries continue to shrink. The ES tool is available on the Fusion 200(TM) and Gemini(TM) platforms. List prices range from $390,000 to $750,000. There was no revenue from ES systems in 1996 or the previous two years.

      Together, the Ozone Asher, the Plasma Asher and ES products form the basis for Fusion's "mix and match" ashing strategy, whereby Fusion can offer a customer multiple process solutions on the same platform. Fusion is currently the only supplier to offer both ozone- and plasma-based technologies for ashing, thus allowing its customers to address a range of dry, single-wafer ashing and residue removal processes with a common platform and a single supplier.

   PHOTOSTABILIZERS

      Fusion's Photostabilizers use proprietary electrodeless UV lamp technology, together with a carefully controlled temperature ramp, to harden or "stabilize" photoresist patterns in seconds. Fusion's photostabilization process improves yields by hardening the resist structure through cross-linking of the photoresist material, avoiding pattern distortion and the resulting loss of critical dimensional control that can otherwise take place when the resist is exposed to subsequent processes such as etching or ion implantation. Fusion invented the process that currently dominates the photostabilization market, although thermal ovens and hot plates are used for slower or less critical stabilization steps. See "Intellectual Property."

      Fusion's Photostabilizers process 200mm wafers automatically from cassettes using advanced robotics and software compatible with full factory automation. The Company believes such features reduce operating expenses for the user by improving wafer handling and control system reliability. In the third quarter of 1996, the Photostabilizer was introduced at a major industry trade show on the Gemini(TM) platform. List prices for the Company's Photostabilizers currently range from $90,000 to $460,000. Photostabilizer sales accounted for 23%, 39% and 37% of net revenues in 1996, 1995 and 1994 respectively.

      Fusion, as of December 31, 1996, had shipped over 400 Photostabilizer systems designed for 200mm wafers. The systems are used in one or more process steps in many of the world's advanced wafer fabrication facilities. This installed base provides the Company with a recurring spare parts and service business.

   COMMON PLATFORMS AND INTEGRATED SMIF

     The Company's Plasma Asher, Ozone Asher and Photostabilizer systems consist of two parts: a "process module", in which a particular process step is performed, and a "platform", which contains the wafer handling and overall software and control systems into which the process module is installed. Fusion currently supplies two platforms, the Fusion 200(TM) and the Gemini(TM), containing standardized wafer-handling systems and industry standard software that controls the process module, wafer handling and interface between the process module and the bulk wafer transport system in the wafer fabrication facility.

      An important benefit to users of these common platforms is that they assist customers in rapidly bringing new equipment to full productive use in fabrication facilities. By providing users with a standardized platform that has already been fully qualified and has proven its effectiveness in mass production, Fusion saves its customers time and money; users must only qualify the new process module, saving the larger costs associated with qualifying the wafer-handling and control systems. These platforms also reduce costs to customers by decreasing the training required for service personnel and, as the Company's products on the Fusion 200(TM) and Gemini(TM) platforms have a large proportion of their parts in common, by reducing spare parts inventory costs.

      The Gemini(TM) platform incorporates two process modules on a tool that is approximately 30% wider than the Fusion 200(TM) platform which incorporates a single process module. In addition, the Gemini(TM) tool does not require side access for service, allowing the tools to be placed directly next to each other in a manufacturing environment, thus reducing space requirements. Currently, the Plasma and Ozone Ashers, Photostabilizers and ES tools are available on the Gemini(TM) platform, providing the same benefits of a common platform with the efficiency of high-productivity process capability.

      The state-of-the art wafer size currently used in volume production facilities is 200mm. The next step in the evolution is the 300mm wafer, a transition that can potentially offer semiconductor device manufacturers a very significant economic benefit. Several of Fusion's key accounts are working toward implementing 300mm tool sets, at first in pilot lines and then moving to volume production lines as early as 1999. Redesigning Fusion's product line represents a significant research, development and engineering investment over the next several years. However, Fusion's ability to compete effectively in the future depends on the Company's ability to produce production-worthy 300mm tools to satisfy the demand for such equipment in a timely manner. Currently, Fusion is engaging in the development of a standard 300mm platform as well as process chambers to meet requirements for 300mm wafer processing. The Company is working with key customers in these development efforts and expects to have initial systems by late 1997 and early 1998. See "Cautionary Statements."

      During 1996, Fusion, with support from Asyst Technologies, Inc., an industry leader in "minienvironment" wafer handling technology, commonly referred to as Standard Mechanical InterFace ("SMIF"), designed a compact, integrated SMIF wafer-handling package for the Company's Gemini(TM) and Fusion 200(TM) platforms. SMIF is a system in which wafers are transported between different cleanroom areas in an ultraclean semiconductor manufacturing environment without exposing the sensitive wafers to possible contamination. The materials are housed in "minienvironment" containers called "pods" that maintain Class 1 or better cleanroom conditions. Fusion and Asyst signed a technology cross-licensing agreement, under which Fusion is able to manufacture and provide integrated SMIF systems to its customers for its Plasma Ashing, Ozone Ashing, ES and Photostabilizer systems; and Asyst Technologies will be able to extend its SMIF product offerings to include improvements evolving from Fusion's integrated SMIF design innovations.

STRATEGY

      Fusion has become a leading supplier of specialized process-enhancing equipment to semiconductor manufacturers, targeting the "white spaces" between the major steps of semiconductor fabrication. Fusion's strategy is comprised of the following factors:

      - Focus on Key Accounts. Twenty-two of the twenty-five largest semiconductor manufacturers worldwide are customers of the Company. Fusion derives its product development and enhancement strategies by focusing on the needs of these customers and a number of other key accounts, who the Company believes set the direction for future developments in the semiconductor fabrication industry. The Company has adopted this broad focus to ensure its position as a leading supplier of equipment used in the "white spaces" between the major steps of semiconductor fabrication. Fusion works to continually strengthen its business relationships with its key accounts through excellent service and quality products, by setting quality performance criteria, and by sharing product development roadmaps to ensure timely, cost-effective availability of new products and processes to meet customer needs.

      - Focus on Proprietary Core Technology. The Company has invested heavily in engineering and research and development to add value-enhancing features and functionality to its products. As the Company has developed new proprietary technology, it has sought patent protection for such technology where warranted. The Company has received United States, German, and Japanese patents on the photostabilization process. The Company believes that the capabilities of the Company's Photostabilizer, combined with the level of patent protection it has in the United States, Europe and Japan, have assisted the Company in capturing the dominant position in the aggregate world photostabilizer market. The Company's Ozone Asher is also protected in part by patents issued in the United States and Europe. The Company expanded its core technology base by licensing the rights to certain plasma asher technology in 1993 and has filed additional patent applications protecting innovations in the design and use of plasma and ES ashers.

      - Emphasize Quality Products. Fusion continually seeks to outperform its competitors in meeting the quality criteria set by key accounts. The Company sets internal improvement goals using quality performance indicators ("QPIs") that are derived directly from key account quality criteria and has implemented a Company-wide "Total Quality Leadership" ("TQL") program. Fusion's primary QPIs are the on-time delivery of conforming products that "plug-and-play" when installed, operate reliably over their intended lifetime, and provide the lowest cost of ownership relative to competitive offerings. Fusion obtained ISO 9001 certification in 1995 and has continued to maintain this status through regular compliance audits.

      - Provide Global Sales and Support. Fusion provides effective global sales and support to ensure that its customers receive the same high level of support for Fusion products wherever located. It provides direct sales and service support in nearly all of the United States and Europe and provides sales and service support in Japan through a long-standing distribution relationship with Tokyo Electron Ltd. ("TEL"). In March 1995, the Company established a subsidiary in South Korea which provides direct sales and service support to South Korea and the Pacific Rim. In February 1996, the Company announced its intention of establishing a manufacturing facility in South Korea which will eventually manufacture most of Fusion's advanced products. Due to the slowdown in the semiconductor and semiconductor capital equipment industry in 1996, the Company postponed construction of the manufacturing facility until business conditions improve. The Company believes that its ability to provide timely and effective service and support for its products worldwide gives it a competitive advantage in sales to multinational companies and enables Fusion to keep abreast of developments in the semiconductor industry. Fusion intends to continue to invest in its existing sales and support organizations and to expand its direct presence globally.

      - Cultivate Long-lived "White Space" Products. Fusion has developed technically advanced products for process-enhancing steps that fall in the "white spaces" occurring between major processing steps of semiconductor manufacturing. The Company ensures that current products are improved to meet changing customer needs and that new products meet the performance and cost of ownership criteria and critical timing windows of key accounts. The Company seeks to develop and acquire products in "white spaces" that have potential for significant growth over a long product life cycle.

MARKETING, SALES AND SERVICE

      Fusion's product development and marketing strategy requires close working relationships with customers. Relationships built by the Company with its key accounts have led to partnering activities on major new product developments. Currently, Fusion is working on several key development efforts, generally in collaboration with a key account. In addition, the Company works with its key accounts to define quality performance indicators which measure the Company's progress toward continuous improvement goals. A major goal of Fusion's global strategy is to ensure that key accounts receive the same high level of support at all fabrication facility locations worldwide.

      Fusion has steadily moved toward direct sales and service coverage for key accounts. In the United States, key accounts are managed from the Company's headquarters in Rockville, Maryland. In addition to its headquarters, the Company has seven sales or service offices in key United States locations to support these activities. While all United States service activity is supplied by Fusion, sales to other than key accounts are typically supported by manufacturers' representatives.

      In Japan, TEL has been Fusion's distributor since 1983. TEL's strong service and customer relations management capabilities have led to TEL becoming the second largest supplier of semiconductor capital equipment in the world. Fusion plans to continue to strengthen ties with TEL and has begun to add direct personnel in Japan to support Japanese customers. In March 1995, the Company established a subsidiary in South Korea which provides sales and services to its South Korean customers. The subsidiary, Fusion Pacific, Ltd., also serves as a base for direct sales and service support to the Pacific Rim. Fusion plans to continue to add direct technical support to the region and may undertake local custom engineering to meet the requirements of regional customers.

CUSTOMERS

      Fusion has historically maintained close relationships with key worldwide accounts, including such industry leaders as Atmel, Hyundai, IBM, Micron Technology, Philips, Samsung, SGS-Thomson and Texas Instruments. Sales to IBM, Micron Technology and Atmel accounted for 15%, 11% and 11% of the Company's 1996 net revenues, respectively. See Note 10 to the consolidated financial statements. The semiconductor capital equipment industry is typically characterized by small unit sales but high value sales to a well-defined customer base. The cancellation or delay of orders from any one of the Company's key accounts due to business conditions or industry-wide slowdowns, pricing pressures and the impact of competitive products could materially adversely affect the

Company's financial performance, business in general and contribute to marked fluctuations in quarterly operating results. See "Cautionary Statements."

      In 1996, 50% of Fusion's net revenues were from customers outside of North America; of that, 28% of net revenues were in Europe, and 22% in Japan and the Pacific Rim. See Note 10 to the consolidated financial statements. The Company believes the international markets for semiconductor equipment, particularly Japan and the Pacific Rim, are increasing in importance and plans to increase its investments in sales, service, process support and manufacturing infrastructure overseas. See "Cautionary Statements."

RESEARCH, DEVELOPMENT AND ENGINEERING

      The market for semiconductor manufacturing equipment is generally characterized by rapid technological development and product innovation. However, the Company's Photostabilizer, originally introduced fifteen years ago, has demonstrated that a carefully designed niche product with continuing response to market needs, can exhibit significant growth rates long after its introduction. Accordingly, much of the engineering and research and development effort is being devoted to supporting and expanding the Company's core photostabilizer and asher product lines into evolutionary products for new and existing fabrication facilities.

      The Company believes that continued and timely development of new processes and products and enhancements to existing processes and products are necessary to maintain its competitive position and to continue its expansion into additional niche markets. Accordingly, the Company intends to continue to devote significant resources to research and development programs and to maintain close relationships with customers to remain responsive to their process and product needs.

      Fusion's total research and development and product engineering expenses were $15.8 million, $7.7 million and $4.0 million in 1996, 1995 and 1994, respectively.

COMPETITION

      Fusion has competed in the past primarily with firms that are significantly smaller than those which typically supply the high-priced semiconductor fabrication equipment for major process steps, such as etch and deposition equipment.

      The asher market is segmented by region and technology. Fusion competes against United States-based suppliers of single-wafer plasma ashers, GaSonics International Corporation, Mattson Technology, Inc. and Matrix Semiconductor Systems, Inc. In the Japanese and Pacific Rim markets, Fusion also competes against Japan-based suppliers Plasma Systems Corporation, Canon, Inc. and M.C. Electronics Co., Ltd. The Japanese and Pacific Rim markets are marked by a higher concentration of batch systems, although single-wafer systems are rapidly increasing market share. Large suppliers of semiconductor equipment, such as Lam Research Corporation and Applied Materials Incorporated, have added process modules to their equipment which perform a similar function to that performed by the Company's asher products. These companies have significantly greater financial, service, support and technical resources than the Company. The Company will continue to face competition from single-wafer dry ashers made by competing manufacturers as well as by barrel ashers and wet chemistry suppliers. Competitive factors could lead to the loss of business for the Company, materially affecting financial performance and business in general and could contribute to marked fluctuations in quarterly operating results.

      In photostabilization, the Company primarily competes against thermal bake ovens and hot plates in all markets, and faces additional competition from a Japanese manufacturer of photostabilizers, Ushio Electric Ltd. ("Ushio"), in Japan and the Pacific Rim. In those markets, the Company believes that it will increasingly benefit from patents issued to the Company, primarily covering Fusion's UV/Bake(TM) process. See "Intellectual Property." In March 1996, Fusion announced that it had reached a technology accord with Ushio regarding a long-standing dispute between the Company and Ushio. By this agreement, the customers of Fusion and Ushio, will have the right to royalty-free use of patents of both companies in the field of UV hardening of photoresists for the production of semiconductor devices.

SALE OF UV CURING BUSINESS

      On September 6, 1996, the Company sold to Fairey Group, plc ("Fairey") substantially all of its assets relating to the business of designing, manufacturing, marketing and servicing ultraviolet curing systems used in manufacturing, printing and coating applications in numerous industries (the "UV Curing Business"). In connection with the sale, Fairey acquired substantially all of the assets of Fusion UV Curing Systems Corporation and Fusion Europe Limited relating to the UV Curing Business and all of the outstanding stock of Fusion Aetek UV Systems, Inc., Fusion Japan KK, and Fusion VuS GmbH. In consideration for the sale of such shares and assets comprising the UV Curing Business, Fairey paid to the Company an aggregate of $121 million in cash and assumed certain liabilities of the Company and its subsidiaries related to the UV Curing Business.

MANUFACTURING AND SUPPLIERS

      The Company's manufacturing operations are located at its Rockville, Maryland headquarters and consist primarily of component procurement, final assembly, testing and quality control. Most of the components used in Fusion's products are fabricated by outside suppliers to the Company's engineering specifications. One exception is bulb production, which is done at Fusion's facility in Rockville by skilled quartz workers under a transition services and bulb supply agreement with the buyer of the UV Curing Business. Under the agreement, Fusion's employees will be trained in the methods and tooling of bulbs, and Fusion expects to develop its own bulb shop facility in the near future. See "Cautionary Statements."

      Fusion has received a "Partnering for Quality Award" from SEMATECH, and Fusion's development of its plasma asher was selected by SEMATECH as a case study of rapid product cycle time reduction. SEMATECH is a consortium of American semiconductor manufacturers working with government and academia to sponsor and conduct research aimed at assuring leadership in semiconductor manufacturing technology for the U.S. semiconductor industry. Fusion received ISO 9001 certification for its operating subsidiary, Fusion Semiconductor Systems Corporation, in 1995 and has maintained certification by passing regular compliance audits. Products are manufactured under full documentation control, and scheduled using computerized Manufacturing Resources Planning ("MRP").

      Significant investments were incurred in 1996 to develop clean manufacturing and test environments. The Company has a 3,800 square foot, Class 2,000 clean room area for system testing, an over 3,800 square foot, Class 5,000 clean room area for system assembly, and a 7,700 square foot, Class 10,000 clean area for subassembly and support operations. The Company intends to continue adding to its manufacturing, research, engineering and development clean room infrastructure to meet the cleanliness standards of its key accounts. See "Cautionary Statements."

      One component used in two of the Company's three product families has been continuously obtained by the Company for over twenty years from a single source. The supplier is a leading, worldwide electronics manufacturer which historically has provided timely delivery without any significant delay or interruptions. In the unanticipated event of a phase-out of the manufacture of this component the supplier has previously confirmed that it will provide Fusion with enough supply to meet the Company's requirements for five years from the date of any notification of discontinuance. The Company believes it would have sufficient time following such a notice to alter its designs to accept substitute components, or to engage an alternative supplier to build the component to specification. The Company currently maintains inventories of this component as a safeguard against the possibility of short-term supply interruptions. If the Company were to experience a prolonged inability to obtain such component, it would have a material adverse effect on the Company's results of operations. See "Cautionary Statements."

BACKLOG

      Fusion's backlog at December 31, 1996, 1995 and 1994 was $39.3 million, $40.6 million and $13.1 million, respectively. Backlog consists of orders for which a written customer purchase order has been received or a customer purchase order number has been communicated to the Company. All orders are subject to cancellation or rescheduling by the customer with limited or no penalties. The Company's backlog at any particular date may not necessarily be indicative of actual sales for any succeeding period.

INTELLECTUAL PROPERTY

      The Company seeks to develop and protect its proprietary technology. Proprietary rights relating to the Company's technology will be protected from unauthorized use by others only to the extent that they are covered by enforceable patents or are maintained in confidence as trade secrets. Fusion has twenty issued United States patents, ten pending United States patent applications, six issued foreign patents and twenty-nine pending foreign patent applications with respect to microwave lamp technology and related technologies. Issued patents expire between April 1997 and March 2013.

      In addition, there are four issued United States patents, one pending United States patent application, four issued foreign patents and four pending foreign patent applications relating to Fusion's Ozone Ashers. Such patents expire between July 2006 and May 2013. There is one issued United States patent, four pending United States patent applications and four pending foreign patent applications relating to Fusion's Plasma Asher. The issued patent expires in February 2014. Fusion has sixteen issued United States patents, three pending United States patent applications, nineteen issued foreign patents and ten pending foreign patent applications with respect to its Photostabilizer product line, including a patent issued on the basic process in the United States and Germany. Such issued patents expire between February 1999 and August 2013. The Company's photostabilization process and equipment patents were registered in Japan in 1995. Ushio has had certain Japanese and European patents relating to this process allowed. In March 1996, Fusion announced that it had reached a technology accord with Ushio regarding a long-standing dispute between the Company and Ushio. By this agreement, the customers of Fusion and Ushio will have the right to royalty-free use of patents of both companies in the field of UV hardening of photoresists for the production of semiconductor devices. To the knowledge of the Company, Ushio is the only other manufacturer of equipment for the semiconductor industry which utilizes the photostabilization process, and Ushio has largely confined its activity to Japan and the Pacific Rim.

EMPLOYEES

      At December 31, 1996, the Company had 377 full-time employees. Of the 377 employees, 113 are in manufacturing, 101 in marketing, sales and service, 112 in engineering, research and development, and 51 in general administration and finance. The success of the Company's future operations depends in large part on the Company's ability to recruit and retain engineers, technicians and other professionals who are in considerable demand. There can be no assurance that the Company will be successful in retaining or recruiting key personnel. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its employee relations to be good.



ITEM 2.  PROPERTIES

      The Company's headquarters, principal manufacturing and research and development facilities are located in seven buildings in Rockville, Maryland. The Company leases these facilities under three separate leases; one covering 105,910 square feet of space (the "First Lease"), one covering 33,776 square feet of space (the "Second Lease"), and one covering a total of 3,000 square feet (the "Third Lease"). The First Lease is renewable at the Company's option for one additional five-year term beginning January 1, 2000. The Company's obligation under the Second Lease ends on December 30, 2003. The Third Lease expires on April 30, 1999.

      The Company also leases 5,500 square feet of warehouse space located in Rockville, Maryland under a lease that expires September 30, 1997. In addition, the Company leases space for sales offices in Campbell, California; Austin, Texas; Williston, Vermont; Mesa, Arizona; Colorado Springs, Colorado; Boise, Idaho; and Carrollton, Texas. The terms of these leases expire between 1997 and 2000. The Company has made a deposit to purchase undeveloped land in South Korea and intends to erect a service, demo and manufacturing facility on it.

      The Company leases space for its international operations in Alton, England; Milan, Italy; Tokyo, Japan; and Seoul, South Korea. The total amount of space leased for international operations is approximately 6,600 square feet, with terms expiring between 1998 and 2002.

ITEM 3.  LEGAL PROCEEDINGS

      No material legal actions are presently pending against the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1996 to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER  MATTERS

      The Company's Common Stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "FUSN." Public trading of the Common Stock commenced on May 12, 1994. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth the high and low sale prices for the Common Stock as reported by Nasdaq for the periods indicated:

                                                                        High          Low
                                                                      -------       -------
                   1995:
                          First quarter .........................     $32 3/4       $21 1/2
                          Second quarter.........................      38            25 3/4
                          Third quarter .........................      37            26
                          Fourth quarter ........................      33 1/2        22 3/4

                   1996:
                          First quarter .........................     $28           $21 1/4
                          Second quarter.........................      30 1/2        23 1/4
                          Third quarter .........................      26            16 3/4
                          Fourth quarter ........................      24            17



      On March 20, 1997, the last reported sale price of the Common Stock on The Nasdaq Stock Market was $29 per share. As of March 20, 1997, there were approximately 319 holders of record of the Company's Common Stock and approximately 5,000 additional beneficial holders.

      The Company does not presently intend to declare a dividend on the Common Stock in the foreseeable future and expects to retain future earnings to fund the development and growth of its business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by, the Company's consolidated financial statements, related notes and other financial information included herein.

                                                                           YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------------------------------

                                                         1996         1995          1994          1993          1992
                                                         ----         ----          ----          ----          ----
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net revenues........................................     $84,594      $58,481       $37,939      $25,966       $13,026
Cost of sales.......................................      40,271       25,536        15,666       10,526         5,750
                                                         -------      -------       -------      -------       -------
     Gross profit...................................      44,323       32,945        22,273       15,440         7,276
                                                         -------      -------       -------      -------       -------
Operating expenses:
     Selling, general and administrative............      18,246       12,764        10,019        7,061         4,025
     Research, development and engineering..........      15,756        7,682         3,997        3,211         2,824
                                                         -------      -------       -------      -------       -------
       Total operating expenses.....................      34,002       20,446        14,016       10,272         6,849
                                                         -------      -------        ------      -------       -------
Operating income....................................      10,321       12,499         8,257        5,168           427
Other income, net...................................       3,367        2,082           703          242           363
                                                         -------      -------       -------      -------       -------
Income from continuing operations before
     provision for income taxes.....................     $13,688      $14,581       $ 8,960      $ 5,410       $   790
                                                         =======      =======       =======      =======       =======
Income from continuing operations...................     $ 8,729      $ 9,136       $ 5,505      $ 3,300       $   329
                                                         =======      =======       =======      =======       =======
Earnings per share from continuing operations.......     $  1.09      $  1.13       $  0.76      $  0.51       $  0.05
                                                         =======      =======       =======      =======       =======
Weighted-average shares outstanding.................       8,022        8,120         7,277        6,475         6,174
                                                         =======      =======       =======      =======       =======




                                                                           YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------------------------------

                                                         1996         1995          1994          1993          1992
                                                         ----         ----          ----          ----          ----
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities....    $112,912     $ 36,691      $ 32,198      $ 5,813      $  5,045
Working capital.....................................     128,131       75,360        61,331       16,635        13,654
Total assets........................................     161,714       95,037        72,916       36,762        24,438
Long-term debt......................................        --           --            --           --            --
Stockholders' equity................................     146,774       85,733        68,333       23,604        18,615



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain additional debt, equity or other financing, and the Company's ability to generate cash from operations are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially.


OVERVIEW

      Fusion is a leading worldwide supplier of single-wafer ashers and photostabilizers used in the fabrication of advanced semiconductor devices. The Company was founded in 1971 and introduced its first product for the semiconductor industry in 1983.

      Until September 6, 1996, the Company also conducted an ultraviolet or "UV" curing business. The Company's capital equipment sold by this business unit used a process utilizing UV light to instantly "cure" or dry inks, coatings or adhesives in a wide range of industries including the automotive, telecommunications, medical device, electronics and other industries. The assets comprising the Company's UV curing business were sold on September 6, 1996, to Fairey Group, plc ("Fairey") which paid an aggregate of $121 million in cash and assumed certain liabilities related to the UV curing business, including $7.3 million in accrued obligations. See "Business--

Sale of UV Curing Business." As a result of the sale, the Company today is focused exclusively on supplying equipment to major manufacturers of semiconductor devices. The Company's financial statements have been restated to give effect to the sale of the UV curing business, showing it as a discontinued operation. The Company now operates a single business segment following the disposition of the UV curing business.

      During 1996, Fusion introduced several new products in its semiconductor business, using its highly efficient Gemini(TM) high-throughput, dual-chamber platform to meet the needs of the Company's key accounts. Fusion's Gemini(TM) Photostabilizer offers the benefits of the compact configuration of the Gemini(TM) design combined with Fusion's production-proven UV/Bake(TM) process tool. The Company's Gemini(TM) Ozone Asher combines Fusion's unique damage-free ozone ashing product with the dual-chamber platform.

      The newest addition to Fusion's product portfolio is the Enhanced Strip ("ES") tool, an advanced version of Fusion's Plasma Asher, which incorporates additional residue removal capability. The ES process uses alternative fluorine-based gas chemistries to provide dry, in-situ removal of residues that frequently remain after photoresist ashing in, for example, a post-etch or post-ion implant environment. The ES is designed to eliminate the need for wet chemistry process steps which normally follow ashing. A distinct competitive advantage of the ES tool is its capability to ash and remove residues sequentially in the same chamber.

      Also in 1996, Fusion, with support from Asyst Technologies, Inc., the industry leader in "minienvironment" wafer handling technology (commonly referred to as Standard Mechanical InterFace ("SMIF")) designed a compact, integrated SMIF wafer-handling package for the Company's Gemini(TM) and Fusion 200(TM) platform products.

      The semiconductor capital equipment industry is dependent on the performance and capacity of the semiconductor device ("chip") industry which historically has been a cyclical industry. In late 1995 and early 1996, memory devices, primarily DRAMs, experienced a dramatic decline in price as the supply of these chips outpaced demand. Subsequently, the semiconductor equipment industry was directly impacted by a dramatic slowdown in capital expenditures by device manufacturers, and the financial results of the entire semiconductor equipment industry, including Fusion, were adversely affected as new orders fell and many existing orders were canceled or postponed.

      Currently, the semiconductor equipment industry continues to be affected by the weakened prices for semiconductor devices. However, the Company believes the long-term prospects for the semiconductor capital equipment industry remain attractive.


RESULTS OF OPERATIONS

      The following table sets forth certain operating data as a percentage of net revenues:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                             --------------------------------------

                                                                                  1996       1995         1994
                                                                                  -----      -----        -----
           Net revenues                                                           100.0%     100.0%       100.0%
           Cost of sales                                                           47.6       43.7         41.3
                                                                                  -----      -----        -----
                 Gross profit................................................      52.4       56.3         58.7
                                                                                  -----      -----        -----
           Operating expenses:
                 Selling, general and administrative.........................      21.6       21.8         26.4
                 Research, development and engineering.......................      18.6       13.1         10.5
                                                                                  -----      -----        -----
                       Total operating expenses..............................      40.2       34.9         36.9
                                                                                  -----      -----        -----
           Operating income..................................................      12.2       21.4         21.8
           Total other income, net...........................................       4.0        3.6          1.9
                                                                                  -----      -----        -----
           Income from continuing operations before income taxes.............      16.2       25.0         23.7
           Provision for income taxes on continuing operations...............       5.9        9.3          9.1
                                                                                  -----      -----        -----
           Income from continuing operations.................................      10.3%      15.7%        14.6%
                                                                                  =====      =====        =====

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

      Net revenues. The Company's net revenues are derived from system sales, spare parts, service and royalty revenues. Net revenues in 1996 increased approximately 45%, or by $26.1 million, to $84.6 million in 1996 from $58.5 million in 1995. Net revenues in 1995 increased 54%, or by $20.6 million, from $37.9 million in 1994.

      The revenue growth was driven primarily by unit volume increases, with little or no change in pricing, except for new product introductions. Demand for the Company's products increased due to the needs of both new and existing customers to expand their facilities. Management also believes that the Company's continued enhancement of its photostabilizer and asher products as well as its Fusion 200(TM) and Gemini(TM) platforms have led to greater acceptance of the Company's products by makers of advanced integrated circuits. The revenue increase in 1996 was due primarily to a strong demand for the Company's Gemini(TM) products, especially its Gemini(TM) Plasma Asher. The increase in 1995 was due primarily to a greater level of customer demand and acceptance of its Photostabilizer and Plasma Asher product lines on the Fusion 200(TM) platform. During both periods, revenues from spare parts, royalties and service, which together accounted for 22%, 28% and 29% of revenues in 1996, 1995 and 1994, respectively, increased due to the continued growth in the installed base of units, although spare parts, service and royalties declined as a percentage of revenues in 1996.

      As a result of the semiconductor business slowdown in 1996, the Company experienced a significant reduction in the rate of new orders and a rescheduling of a number of existing orders during 1996. This materially adversely affected sales for the last half of 1996. Orders improved in the fourth quarter, due in part to demand for the Company's newly introduced Gemini(TM) Photostabilizer, Gemini(TM) Ozone Asher, and the Gemini(TM) ES product. Orders for the Company's products in 1997 could continue to be under pressure if general market conditions do not improve.

      International sales accounted for 50%, 60% and 54% of the Company's net revenues for the years 1996, 1995 and 1994, respectively. The Company has established and gained a significant share of the market for its products in Europe and South Korea and has been expanding its presence in Japan and the rest of the Pacific Rim. The Company's international sales percentage may fluctuate from year to year, but the Company believes that its international sales will continue to represent a significant percentage of its revenues in the future.

      Gross profit. The Company's gross profit as a percentage of net revenues was 52.4% in 1996, 56.3% in 1995 and 58.7% in 1994. The decrease in the gross margin in 1996 is due to several factors, including a substantial increase in the level of reserves for obsolete and excess inventory caused by the introduction of several new products. In addition, the substantial reduction in shipments in the second half of the year, which the Company believes to be due to the general semiconductor industry slowdown, led to the underabsorption of manufacturing overhead in that period. Further, the gross margin was negatively affected by an increase in field service costs related to expansion in the worldwide service and support network and the learning curve costs associated with the new product introductions. The decrease in gross margin in 1995 was due primarily to the impact of higher costs associated with the initial introduction of the Gemini(TM) Plasma Asher product line in the fourth quarter. The Company expects its gross profit margins to improve as quarterly shipment levels grow and as it becomes more efficient at producing the new products. The Company's gross profit margin has been, and will continue to be, affected by a variety of factors, including the mix and average selling prices of products sold, and the costs to manufacture, service and support new products.

      Selling, general and administrative. Selling, general and administrative expenses primarily consist of salaries, sales commissions, marketing and related expenses, and expenses associated with the general management of the business. In absolute dollars, selling, general and administrative expenses increased to $18.2 million in 1996 from $12.8 million in 1995, and from $10.0 million in 1994. As a percentage of net revenues, selling, general and administrative expenses decreased to 21.6% in 1996, from 21.8% in 1995 and 26.4% in 1994. The increase in absolute dollars from 1995 to 1996, as well as from 1994 to 1995, was due primarily to an increase in the numbers of employees, expansion of facilities and increased sales commissions associated with the growth of the business both domestically and internationally. Although the Company has taken steps to control its spending due to the general industry slowdown, it anticipates increasing its absolute spending to fund further expansion, particularly in Japan and Taiwan.

      Research, development and engineering. Research, development and engineering expenses consist primarily of salaries, prototype material, consultant fees and other related costs to develop new products and processes and to support existing product lines. Engineering, research and development expenses increased in absolute dollars to $15.8 million in 1996, from $7.7 million in 1995, and from $4.0 million in 1994. As a percentage of net revenues, research, development and engineering expenses increased to 18.6% in 1996 from 13.1% in 1995 and 10.5% in 1994. The increase in 1996 from 1995 was primarily due to the increased staffing levels and material costs needed to develop the Company's new Gemini(TM) Photostabilizer, Gemini(TM) Ozone Asher and other advanced products, as well as to support and improve existing products. Similarly, the increase in 1995 over 1994 was primarily due to the increased staffing levels and material costs associated with the development of the Gemini(TM) Plasma Asher product and general support and improvement of existing products. The Company expects that these expenses may continue to increase in 1997 due to significant anticipated spending on new product developments.

      Other income, net. Other income, net of expenses, was $3.4 million, $2.1 million and $0.7 million in 1996, 1995 and 1994, respectively. Other income consists primarily of interest income and foreign exchange gains and losses. The increase in 1996 was primarily due to interest earned during the last four months of the year on the approximately $82 million in net proceeds received as a result of the sale of the UV curing operation. The increase in 1995 is due primarily to the interest earned on the proceeds of the Company's two public offerings in 1994.

      Provision for income taxes on continuing operations. The Company's effective tax rate was 36.2%, 37.3% and 38.6% in 1996, 1995 and 1994, respectively. The decrease in the rate in both 1996 and 1995 was due to the utilization of a foreign sales corporation beginning in 1995 and an increased level of research and development credits available to the Company. The Company currently anticipates providing taxes at approximately 36% during 1997.

      Income from Continuing Operations. As a result of the above, income and earnings per share from continuing operations were $8.7 million or $1.09 per share in 1996, $9.1 million or $1.13 per share in 1995 and $5.5 million and $.76 per share in 1994. The increase in the share base in 1995 from 1994 resulted primarily from the dilutive effect of the Company's equity offerings in 1994.

      Backlog. Year-end backlog was $39.3 million in 1996, $40.6 million in 1995 and $13.1 million in 1994. The decrease in 1996 was primarily due to the weakness in the semiconductor industry. The increase in 1995 was due to a large quantity of orders being received for the new Gemini(TM) Plasma Asher product line.

LIQUIDITY AND CAPITAL RESOURCES

      During 1996, cash and cash equivalents plus marketable securities increased by $76 million. The major components of this net increase include $82 million in proceeds, net of taxes and transaction costs paid from the sale of the UV curing operation, $11 million generated from operations, and $2 million from equity transactions. These increases were offset, in part, by $10 million used to fund capital expenditures, and by $8 million used to repurchase shares in the open market.

      In 1996, the Company increased its capital expenditure program primarily to build out its manufacturing facilities in Rockville, Maryland. The Company anticipates spending approximately $6 million in capital expenditures in 1997. In September 1996, the Board of Directors authorized the Company to repurchase up to $20 million in shares of its common stock using management's discretion. Through December 31, 1996, the Company had acquired 472,000 shares at an average price of $17.55 per share.

      The Company's operating cash needs are primarily to fund growth in inventory and accounts receivable and to fund its capital expenditure programs. The Company's accounts receivable and inventory have grown due to increases in sales volumes over the prior year. The Company's capital requirements typically consist of leasehold improvements, manufacturing equipment, research and development equipment, and office equipment.

      The Company plans to use the proceeds from the disposition of the UV curing business to continue to fund its stock repurchase from time to time and for potential strategic acquisitions. The funds will remain invested, in the meantime, to generate interest income.

      Management expects that its existing working capital and cash generated from operations will be sufficient to meet its working capital and other operating expenditure requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

      On March 3, 1997 the Financial Accounting Standards Board released Statement No. 128, "Earnings Per Share". Statement 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No. 15. Statement 128 is effective for fiscal years ending after December 15, 1997, and when adopted, it will require restatement of prior years' earnings per share.

      The Company anticipates that upon implementing Statement 128, diluted earnings per share will not differ materially from amounts reported and that basic earnings per share from continuing operations would have been $1.13, $1.19 and $0.82 for 1996, 1995 and 1994, respectively.

CAUTIONARY STATEMENTS

      In addition to the other information in this Annual Report on Form 10-K, the following cautionary statements should be considered carefully in evaluating the Company and its business. Information provided by the Company from time to time may contain certain "forward-looking" information, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Act") and (ii) in releases made by the Securities and Exchange Commission (the "SEC"). The factors discussed in these cautionary statements, among other factors, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. Reference is also made to the "Risk Factors" described in the Company's Prospectus dated October 5, 1994.

VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the timing of product sales and the receipt of orders from major customers, production difficulties causing delayed shipments, the proportion of international sales, specific economic conditions in the semiconductor industry, the mix of products sold by the Company and competitive pricing pressures. Because a high percentage of the Company's expenses are relatively fixed in the near term, minor variations in the timing of shipments can cause significant variations in quarterly operating results. All orders are subject to cancellation or rescheduling by the customer with limited or no penalties, and the Company's ability to accurately forecast future revenues and income for any period is necessarily limited. Industry trends in the semiconductor markets can sometimes cause sudden and significant order cancellations or pushouts of orders. Any forward-looking information provided from time to time by the Company represents only management's then-best current estimate of future results or trends, and actual results may differ materially from those contained in the Company's estimates.

DEPENDENCE ON KEY CUSTOMERS. Because of the relative concentration of semiconductor device manufacturing, the Company typically sells a significant percentage of its systems to a limited number of customers. Sales to three of the Company's customers each represented between 10% and 15% of net revenues in 1996. See "Business--Customers". The loss of business or the delay of orders from any of these three customers or from other key accounts of the Company due to business conditions affecting a particular customer, industry-wide slowdowns impacting multiple customers, pricing pressures or the impact of competitive products, could materially adversely affect the Company's business and financial results. As is typical in the semiconductor industry, none of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products, and all orders are subject to cancellation or rescheduling by the customer.

POTENTIAL VOLATILITY OF STOCK PRICE. There has been significant volatility in the market price of securities of high technology companies. The Company believes factors such as announcements of new products or product enhancements by the Company or its competitors, quarterly fluctuations in the Company's financial results or other manufacturer's financial results, shortfalls in the Company's actual financial results compared to results previously forecasted by stock market analysts, general conditions in the semiconductor industry and general conditions in the financial markets, could cause the market price of the Common Stock to fluctuate substantially. These market fluctuations may adversely affect the price of the Company's Common Stock.

CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY. The Company's business depends in large part upon the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periodic downturns, which often have had a severe adverse effect on capital equipment expenditures by semiconductor manufacturers. Semiconductor industry downturns have adversely affected the sales, gross profit, and operating results of semiconductor equipment suppliers, including the Company. The Company anticipates that a significant portion of new orders will depend upon demand from semiconductor manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist in any given period of time. Moreover, the Company's net sales and operating results will be materially and adversely affected if unanticipated downturns or slowdowns in the semiconductor market occur in the future.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside North America accounted for 50% of the Company's total net revenues from continuing operations in fiscal 1996, 60% of the Company's total net revenues from continuing operations in fiscal 1995, and 54% of the Company's total net revenues from continuing operations in fiscal 1994, and may continue to represent a significant portion of the Company's revenues. Any decrease in sales outside North America may have a material adverse effect on the Company's operating results. The Company's international sales and operations are subject to customary risks of international operations including risks associated with fluctuations in interest and currency exchange rates, changes in foreign economic conditions, trade restrictions, longer payment cycles often associated with international sales, changes in tariffs and other taxes, difficulties in accounts receivable collections, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations, and potentially adverse tax consequences. The Company's international business and financial performance may be adversely affected by such factors.

RAPID TECHNOLOGICAL CHANGE; COMPETITION. Equipment and processes used in semiconductor manufacturing are subject to rapid technological development and product innovation. The Company, to remain successful, must be responsive to new developments in photostabilization and asher technology, "white space" product technology and enhanced process capabilities. The Company will continue to face competition from its competitors who will continue to develop new products or enhancements that may offer improved performance. The Company's financial results may be negatively impacted by the failure of new or existing products to be favorably received by customers due to price, availability, features, other product choices or the level and quality of support for the Company's products.

FUTURE ACQUISITIONS OR CONSOLIDATIONS. The Company believes that consolidation among companies in the semiconductor equipment industry is likely for business and technical reasons. The Company has stated that, with its relatively strong cash position, in the future it may pursue acquisitions or mergers of businesses in the semiconductor equipment industry. Any such transactions may result in potentially dilutive issuances of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets, and other costs and expenses, all of which could materially adversely affect the Company's financial results following such a transaction. In addition, such transactions involve numerous business risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, and the potential loss of key employees of the combined company. In the event any such transaction does occur, there can be no assurance as to the beneficial effect on the Company's business and financial results.

SOLE OR LIMITED SOURCES OF SUPPLY. The Company relies to a substantial extent on outside suppliers to manufacture many of its components. Certain of these are obtained from a sole supplier or a limited group of suppliers. One component used in two of the Company's three product families has been continuously obtained by the Company for over 20 years from a single source. The supplier is a leading, worldwide electronics manufacturer which historically has provided timely delivery without any significant delay or interruptions. See "Business Manufacturing and Suppliers." The Company's reliance on outside suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. Because the manufacture of certain of these components is a complex process and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally, could delay the Company's ability to ship its systems and could have a material adverse affect on the Company.

INTELLECTUAL PROPERTY RIGHTS. Although the Company seeks to protect its proprietary technology, proprietary rights relating to the Company's technology will be protected from unauthorized use by others only to the extent that they are covered by enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that patents will issue from current patent applications or that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide adequate protection or competitive advantages to the Company. Moreover, even with patent protection, the Company's business may be adversely affected by competitors that independently develop functionally equivalent technology. Although there are no pending lawsuits against the Company regarding infringement of any existing patents, there can be no assurance that third parties will not assert infringement claims in the future. If any such claims are asserted against the Company, the Company could seek to obtain a license from third parties or challenge the claim in litigation. Failure to obtain licenses or adverse determinations in any litigation could materially adversely affect the Company's business, financial condition and results of operations.

RELIANCE ON ATTRACTING AND RETAINING KEY EMPLOYEES. The Company's continued success will depend in large part on its ability to attract and retain highly-qualified technical, managerial, sales and marketing, and other personnel. Competition for such personnel in the Company's industry is intense. None of the senior management of the Company is subject to a long-term employment contract. There can be no assurance that the Company will be able to continue to attract or retain such personnel.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's Financial Statements, together with the auditors' report thereon, appear at pages F-1 through F-22 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning the directors of the Registrant is hereby incorporated by reference from the information contained under the heading "Election of Directors" in the Registrant's definitive proxy statement of the Registrant's 1997 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of the fiscal year (the "Definitive Proxy Statement").

      Certain information concerning directors and executive officers of the Registrant is hereby incorporated by reference to the information contained under the heading "Occupations of Directors and Executive Officers" in the Registrant's Definitive Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

      Information concerning executive compensation is hereby incorporated by reference to the information contained under the heading "Compensation and Other Information Concerning Directors and Officers" in the Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the information contained under the heading "Certain Relationships and Related Transactions" in the Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning certain relationships and related transactions is hereby incorporated by reference to the information contained under the heading "Certain Relationships and Related Transactions" in the Definitive Proxy Statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON
          FORM 8-K

(a)(1)    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      The following Consolidated Financial Statements of the Registrant are filed as part of this report:

                                                                                                      Page
                                                                                                      ----

      Report of Independent Public Accountants  .................................................      F-2
      Consolidated Balance Sheets as of
           December 31, 1996 and 1995  ..........................................................      F-3
      Consolidated Statements of Income for the Years
           Ended December 31, 1996, 1995 and 1994  ..............................................      F-5
      Consolidated Statements of Stockholders' Equity for
           the Years Ended December 31, 1996, 1995 and 1994  ....................................      F-6
      Consolidated Statements of Cash Flows for the Years
           Ended December 31, 1996, 1995 and 1994  ..............................................      F-7
      Notes to Consolidated Financial Statements  ...............................................      F-8


(a)(2)    INDEX TO EXHIBITS

      See attached Index to Exhibits on pages X-1 through X-3 of this Form 10-K.

(b)       REPORTS ON FORM 8-K

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FUSION SYSTEMS CORPORATION

Date:  March 27, 1997                 By: /s/   Leslie S. Levine
                                          ----------------------------------
                                          Leslie S. Levine
                                          President and Chief Executive Officer



                                POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leslie S. Levine and Ellen S. Ranard jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                                TITLE                                    DATE
---------                                                -----                                    ----
/s/ Leslie S. Levine
-----------------------------------        President, Chief Executive Officer               March 27, 1997
Leslie S. Levine                           and Director

/s/ Joseph F. Greeves
-----------------------------------        Chief Financial Officer, Treasurer               March 27, 1997
Joseph F. Greeves                          and Secretary

/s/ Daniel Tessler
-----------------------------------        Chairman of the Board of Directors               March 27, 1997
Daniel Tessler

/s/ Charles J. Coulter
-----------------------------------        Director                                         March 27, 1997
Charles J. Coulter

/s/ Jon D. Tompkins
-----------------------------------        Director                                         March 27, 1997
Jon D. Tompkins

/s/ Andrea Geisser
-----------------------------------        Director                                         March 27, 1997
Andrea Geisser

                   FUSION SYSTEMS CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                               ----
Report of Arthur Andersen LLP, Independent Public Accountants................................................  F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995.................................................  F-3

Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994.......................  F-5

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996,
      1995 and 1994..........................................................................................  F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and
      1994...................................................................................................  F-7

Notes to Consolidated Financial Statements...................................................................  F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fusion Systems Corporation:

      We have audited the accompanying consolidated balance sheets of Fusion Systems Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fusion Systems Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP

Washington, D.C.,
February 6, 1997

                   FUSION SYSTEMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                              DECEMBER 31,
                                                                                        -----------------------
                                                                                         1996            1995
                                                                                        -------         -------
                                       ASSETS
Current Assets:

      Cash and cash equivalents.....................................................   $ 38,445         $10,825

      Short-term marketable securities..............................................     74,467          25,866

      Accounts receivable, net of allowance for doubtful accounts ..................     14,487          13,125

      Inventories...................................................................     14,905          10,673

      Prepaid expenses and other current assets.....................................        526             819

      Receivable from related party.................................................        241             230

      Net assets of discontinued operations.........................................         --          23,126
                                                                                       --------         -------

            Total current assets....................................................    143,071          84,664

Fixed Assets, net of accumulated depreciation and amortization......................     15,243           7,930

Deferred Income Taxes...............................................................      3,026           2,022

Other Assets........................................................................        374             421

            Total assets............................................................   $161,714         $95,037
                                                                                       ========         =======








              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                   FUSION SYSTEMS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS--(CONTINUED)

                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                              DECEMBER 31,
                                                                                         -----------------------
                                                                                          1996            1995
                                                                                         --------        -------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

      Accounts payable..............................................................     $  2,974        $ 4,041

      Accrued expenses..............................................................        8,575          4,254

      Income taxes..................................................................        3,391          1,009
                                                                                         --------        -------

            Total current liabilities...............................................       14,940          9,304
                                                                                         --------        -------


Commitments and Contingencies (Notes 1 and 6)


Stockholders' Equity (Notes 4, 5 and 7):

      Preferred stock, $0.01 par value; 5,000,000 shares authorized,
         none issued and outstanding................................................           --             --

      Common stock, $0.01 par value; 40,000,000 shares authorized, 7,931,855 shares issued as of December 31, 1996 and 7,758,057
         shares outstanding as of December 31, 1995.................................           79             78

      Additional paid-in capital....................................................       41,486         38,899

      Retained earnings.............................................................      113,482         46,079

      Accumulated translation adjustment............................................          (41)           677


      Treasury stock at cost; 469,000 shares........................................       (8,232)            --
                                                                                         --------        -------

            Total stockholders' equity..............................................      146,774         85,733
                                                                                         --------        -------

                    Total liabilities and stockholders' equity......................     $161,714        $95,037
                                                                                         ========        =======





              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                   FUSION SYSTEMS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                   YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------------

                                                                           1996             1995             1994
                                                                         --------          -------         -------

Net Revenues........................................................     $ 84,594          $58,481         $37,939
Cost of  Sales......................................................       40,271           25,536          15,666
                                                                         --------          -------         -------
            Gross profit............................................       44,323           32,945          22,273
                                                                         --------          -------         -------

Operating Expenses:
      Selling, general and administrative...........................       18,246           12,764          10,019
      Research, development and engineering.........................       15,756            7,682           3,997
                                                                         --------          -------         -------
            Total operating expenses................................       34,002           20,446          14,016
                                                                         --------          -------         -------

            Operating income........................................       10,321           12,499           8,257
                                                                         --------          -------         -------

Other Income:
      Interest income...............................................        3,493            2,138             685
      Foreign exchange (losses) gains...............................          (80)             (45)              6
      Other, net....................................................          (46)             (11)             12
                                                                         --------          -------         -------
            Total other income, net.................................        3,367            2,082             703
                                                                         --------          -------         -------
            Income from continuing operations before
              income taxes..........................................       13,688           14,581           8,960

Provision for Income Taxes on Continuing Operations (Note 8)........        4,959            5,445           3,455
                                                                         --------          -------         -------
            Income from continuing operations.......................        8,729            9,136           5,505

Discontinued Operations:
            Operations, net of a tax provision of $2,108, $3,714 and
            a tax benefit of $(3,351) (Notes 2 and 8)...............        3,709            6,129          13,239
            Gain on sale, net of tax of $35,875.....................       54,965               --              --
                                                                         --------          -------         -------
            Net income..............................................     $ 67,403          $15,265         $18,744
                                                                         ========          =======         =======
Earnings Per Share:

      Continuing operations.........................................     $   1.09          $  1.13         $  0.76

      Discontinued operations.......................................         0.46             0.75            1.82

      Gain on Sale..................................................         6.85               --              --
                                                                         --------          -------         -------
            Total...................................................     $   8.40          $  1.88         $  2.58
                                                                         ========          =======         =======

Weighted-Average Shares Outstanding.................................        8,022            8,120           7,277
                                                                         ========          =======         =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               FUSION SYSTEMS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 NOTES
                                             COMMON STOCK     ADDITIONAL      RECEIVABLE                 ACCUMULATED
                                            ---------------    PAID-IN           FROM       RETAINED    TRANSLATION
                                            SHARES   AMOUNT    CAPITAL      STOCKHOLDERS    EARNINGS      ADJUSTMENT
                                            ------   ------    -------      ------------    --------      ----------

BALANCE, DECEMBER 31, 1993  . . . . . . .   5,023     $50     $ 6,464          $(21)       $ 13,111          $  882
Exercise of stock  options  . . . . . . .     299       3       1,264            --              --              --
Income tax benefit from exercise of stock
     options  . . . . . . . . . . . . . .      --      --       2,080            --              --              --
Collection of notes receivable  . . . . .      --      --          --            21              --              --
Sale of Common Stock, net of offering
     costs  . . . . . . . . . . . . . . .   1,250      13      23,141            --              --              --
Employee stock purchase plan  . . . . . .      12      --         189            --              --              --
Accretion of liquidation value of senior
  preferred stock...  . . . . . . . . . .      --      --          --            --             (41)             --
Fusion Lighting preferred stock dividend,
  $0.17 per common share and $3.32 per
  senior preferred share  . . . . . . . .      --      --          --            --          (1,000)             --
Conversion of senior preferred stock  . .   1,010      10       3,149            --              --              --
Translation adjustments   . . . . . . . .      --      --          --            --              --             274
Net income  . . . . . . . . . . . . . . .      --      --          --            --          18,744              --
                                          -------   -----     -------         -----        --------          ------

BALANCE, DECEMBER 31, 1994  . . . . . . .   7,594      76      36,287            --          30,814           1,156

Exercise of stock  options  . . . . . . .     140       1         904            --              --              --
Income tax benefit from
  exercise of stock options . . . . . . .      --      --       1,140            --              --              --
Employee stock purchase plan  . . . . . .      24       1         568            --              --              --
Translation adjustments . . . . . . . . .      --      --          --            --              --            (479)
Net income  . . . . . . . . . . . . . . .      --      --          --            --          15,265              --
                                          -------   -----     -------         -----        --------          ------

BALANCE, DECEMBER 31, 1995  . . . . . . .   7,758      78      38,899            --          46,079             677

Treasury stock purchases  . . . . . . . .      --      --          --            --              --              --
Exercise of stock options   . . . . . . .     149       1       1,665            --              --              --
Income tax benefit from exercise of stock
     options  . . . . . . . . . . . . . .      --      --         409            --              --              --
Employee stock purchase plan  . . . . . .      25      --         513            --              --              --
Translation adjustments . . . . . . . . .      --      --          --            --              --            (718)
Net income  . . . . . . . . . . . . . . .      --      --          --            --          67,403              --
                                          -------   -----     -------         -----        --------          ------

BALANCE, DECEMBER 31, 1996  . . . . . . .   7,932   $  79     $41,486          $ --        $113,482          $  (41)
                                          =======   =====     =======         =====        ========          ======


                                                   TREASURY STOCK                TOTAL
                                                ---------------------         STOCKHOLDERS'
                                                SHARES          AMOUNT           EQUITY
                                                ------          ------        -------------

BALANCE, DECEMBER 31, 1993  . . . . . . .           --         $    --            $ 20,486
Exercise of stock  options  . . . . . . .           --              --               1,267
Income tax benefit from exercise of stock
     options  . . . . . . . . . . . . . .           --              --               2,080
Collection of notes receivable  . . . . .           --              --                  21
Sale of Common Stock, net of offering
     costs  . . . . . . . . . . . . . . .           --              --              23,154
Employee stock purchase plan  . . . . . .           --              --                 189
Accretion of liquidation value of senior
  preferred stock...  . . . . . . . . . .           --              --                 (41)
Fusion Lighting preferred stock dividend,
  $0.17 per common share and $3.32 per
  senior preferred share  . . . . . . . .           --              --              (1,000)
Conversion of senior preferred stock  . .           --              --               3,159
Translation adjustments   . . . . . . . .           --              --                 274
Net income  . . . . . . . . . . . . . . .           --              --              18,744
                                                 -----         -------            --------

BALANCE, DECEMBER 31, 1994  . . . . . . .           --              --              68,333

Exercise of stock  options  . . . . . . .           --              --                 905
Income tax benefit from
  exercise of stock options . . . . . . .           --              --               1,140
Employee stock purchase plan  . . . . . .           --              --                 569
Translation adjustments . . . . . . . . .           --              --                (479)
Net income  . . . . . . . . . . . . . . .           --              --              15,265
                                                 -----         -------            --------

BALANCE, DECEMBER 31, 1995  . . . . . . .           --              --              85,733
Treasury stock purchases  . . . . . . . .         (472)         (8,285)             (8,285)
Exercise of stock options   . . . . . . .            3              53               1,719
Income tax benefit from exercise of stock
     options  . . . . . . . . . . . . . .          --               --                 409
Employee stock purchase plan  . . . . . .          --               --                 513
Translation adjustments . . . . . . . . .          --               --                (718)
Net income  . . . . . . . . . . . . . . .          --               --              67,403
                                                 -----         -------            --------

BALANCE, DECEMBER 31, 1996  . . . . . . .        (469)         $(8,232)           $146,774
                                                 =====         =======            ========


       The accompanying notes are an integral part of these consolidated financial statements.

                  FUSION SYSTEMS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                              YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------------

                                                                    1996                1995                1994
                                                                -----------         -----------        -------------
Cash Flows from Operating Activities:
     Net income . . . . . . . . . . . . . . . . . . . . . .       $67,403              $15,265             $18,744
     Adjustments to reconcile net income to net cash
       provided by operating activities--
         Gain on disposal of discontinued operations, net of
           tax of $35,875 . . . . . . . . . . . . . . . . .       (54,965)                  --                  --
         Income tax benefit from settlement of contingency             --                   --              (7,200)
         Depreciation and amortization  . . . . . . . . . .         3,282                2,101               1,579
         Loss on disposal of fixed assets   . . . . . . . .            27                   27                  13
         Cash provided by (used in) changes in assets and
            liabilities, excluding effect of business
              acquisitions:
            Accounts receivable . . . . . . . . . . . . . .        (1,362)              (3,654)             (3,209)
            Receivable from related party, net  . . . . . .           (11)                 370                  79
            Inventories . . . . . . . . . . . . . . . . . .        (4,232)              (4,687)             (2,000)
            Prepaid expenses and other assets . . . . . . .            15                  304                 119
            Deferred income taxes . . . . . . . . . . . . .        (1,004)                (371)               (281)
            Accounts payable  . . . . . . . . . . . . . . .        (1,067)               2,957                 (50)
            Accrued expenses and other liabilities  . . . .         2,513                  620                (526)
              Income taxes payable  . . . . . . . . . . . .           588                1,144                (799)
         Cash provided by (used in) changes in assets of
            discontinued operations . . . . . . . . . . . .            --               (6,216)             (4,283)
                                                                  -------             --------             -------
Net Cash Provided by Operating Activities . . . . . . . . .        11,187                7,860               2,186
                                                                  -------             --------             -------
Cash Flows from Investing Activities:
     Proceeds from sale of discontinued operations, net of
       transaction costs  . . . . . . . . . . . . . . . . .       117,568                   --                  --
     Income taxes paid on sale of discontinued operations .       (35,875)                  --                  --
     Purchases of fixed assets  . . . . . . . . . . . . . .       (10,396)              (5,542)             (2,556)
     Proceeds from disposal of fixed assets . . . . . . . .            99                   40                  --
     Net purchases of marketable securities . . . . . . . .       (48,601)             (16,685)             (3,579)
     Foreign currency translation adjustments . . . . . . .          (718)                (479)                274
                                                                  -------             --------             -------
Net Cash Provided by (Used in) Investing Activities . . . .        22,077              (22,666)             (5,861)
                                                                  -------             --------             -------

Cash Flows from Financing Activities:
     Cash proceeds from exercise of stock options and stock
       sale, net  . . . . . . . . . . . . . . . . . . . . .         2,179                1,474              24,631
     Treasury stock purchases, net  . . . . . . . . . . . .        (8,232)                  --                  --
     Income tax benefit from exercise of stock options  . .           409                1,140               2,080
     Fusion Lighting preferred stock  . . . . . . . . . . .            --                   --              (1,000)
                                                                  -------             --------             -------
Net Cash (Used in) Provided by Financing Activities . . . .        (5,644)               2,614              25,711
                                                                  -------             --------             -------

Net increase in Cash and Cash Equivalents . . . . . . . . .        27,620              (12,192)             22,036
Cash and Cash Equivalents, beginning of period  . . . . . .        10,825               23,017                 981
                                                                  -------             --------             -------
Cash and Cash Equivalents, end of period  . . . . . . . . .       $38,445              $10,825             $23,017
                                                                  -------             --------             -------

Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for:
     Interest   . . . . . . . . . . . . . . . . . . . . . .       $     3             $      4             $    --
                                                                  =======             ========             =======
     Income Taxes . . . . . . . . . . . . . . . . . . . . .       $41,468             $  7,509             $ 6,392
                                                                  =======             ========             =======


       The accompanying notes are an integral part of these consolidated financial statements.

                   FUSION SYSTEMS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES:


   Business Description

      Fusion Systems Corporation, together with its subsidiaries (the "Company"), designs, manufactures, markets and services single-wafer ashers and photostabilizers which are used for manufacturing of integrated circuits in the semiconductor industry. The Company has its headquarters in Rockville, Maryland, as well as subsidiaries and major facilities in England, South Korea, and Japan. In addition, the Company maintains sales and service offices in various locations in the United States, Europe, South Korea and Japan.


   Principles of Consolidation

      The consolidated financial statements include the Company and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated.


   Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications

      Certain prior year amounts have been reclassified to conform with current year presentation.

   Foreign Currency Translation

      Generally, assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Operating results are translated into U.S. dollars using the average rates of exchange prevailing during the year. Unrealized gains or losses resulting from translation are included in the accumulated translation adjustment account in stockholders' equity, except for the translation effect of intercompany balances that are anticipated to be settled in the foreseeable future (see Note 5).

      Included in foreign exchange (losses) gains is approximately $(24,000), $53,000 and $(58,000) in translation gains (losses) for the years ended December 31, 1996, 1995 and 1994, respectively. Foreign exchange transaction (losses) gains were approximately $(56,000), $(8,000) and $64,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

   Cash Equivalents and Marketable Securities

      The Company considers cash equivalents to include all investments purchased with original maturity dates of 90 days or less. The investments are held to maturity. Short-term marketable securities are carried at amortized cost and include investments with original maturities of greater than three months having a remaining maturity of less than 12 months. The amounts reflected in the accompanying balance sheets do not differ materially from their fair values.

                   FUSION SYSTEMS CORPORATION AND SUBSIDIARIES

      The following is a summary of the amortized cost of held-to-maturity securities by balance sheet classification at December 31, 1996 (in thousands):

      Cash and cash equivalents:

          U.S. Government securities.............................................. $ 29,417
          Commercial paper........................................................    2,819
                                                                                   --------
                                                                                   $ 32,236
                                                                                   ========

      Short-term marketable securities:

          U.S. Government securities.............................................. $ 72,330
          Commercial paper........................................................    2,137
                                                                                   --------
                                                                                   $ 74,467
                                                                                   ========


      The amortized value of held-to-maturity securities by contractual maturity at December 31, 1996 is as follows:

          Due in three months or less............................................. $ 32,236
          Due after three months through one year.................................   74,467
                                                                                   --------
                                                                                   $106,703
                                                                                   ========


   Off-Balance-Sheet Activity

      Periodically, the Company enters into forward foreign exchange contracts to hedge foreign currency transactions. The Company does not enter into forward foreign exchange contracts for the purpose of engaging in currency speculation. The intent of this practice is to minimize the impact of foreign exchange rate movements on the Company's operating results as the gains and losses on these contracts offset losses and gains on the assets, liabilities, and transactions being hedged. Counterparties to these contracts are major financial institutions. At December 31, 1996, the Company had no such contracts in place.

      The Company's assets that are exposed to credit risk consist primarily of trade receivables and marketable securities. Accounts receivable include large dollar balances due from reputable and geographically dispersed customers, and the Company has not experienced significant losses related to uncollectible accounts.

   Inventories

      Inventories are valued at the lower of cost or market using the first-in, first-out ("FIFO") method. Inventories consist of the following (in thousands):

                                                                                              DECEMBER 31,
                                                                                         -----------------------
                                                                                          1996            1995
                                                                                         -------         -------
      Raw materials and purchased parts.............................................     $ 4,372         $ 4,143
      Work in process and finished subassemblies....................................       9,812           6,345
      Finished goods................................................................         721             185
                                                                                         -------         -------
              Total.................................................................     $14,905         $10,673
                                                                                         =======         =======

                   FUSION SYSTEMS CORPORATION AND SUBSIDIARIES

     The Company's products are subject to technological change and changes in the Company's competitive market. Management has provided reserves for excess and obsolete inventories. It is possible that new product launches could result in unforeseen changes in inventory requirements for which no reserve has been provided.

   Fixed Assets

      Fixed assets are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are amortized over the shorter of the life of the asset or the duration of the lease. Amortization of construction in progress will begin when the related assets are placed in service. Expenditures for repairs and maintenance are charged to operations as incurred.


      Fixed assets consist of the following (in thousands):

                                                                                              DECEMBER 31,
                                                                                         --------------------
                                                                                           1996         1995
                                                                                         --------     -------
      Office and technical equipment................................................     $  7,065     $ 5,457
      Leasehold improvements........................................................        7,567       3,012
      Manufacturing equipment.......................................................        9,680       4,813
      Construction in progress......................................................          358       1,251
                                                                                         --------     -------
                                                                                           24,670      14,533
      Less--Accumulated depreciation and amortization...............................       (9,427)     (6,603)
                                                                                         --------     -------
      Fixed assets, net.............................................................     $ 15,243     $ 7,930
                                                                                         ========     =======


   Long-lived Assets

      Long-lived assets and intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. The Company has determined that as of December 31, 1996, there has been no impairment in the carrying value of long-lived assets.

   Revenue Recognition

      Revenue from product sales is generally recognized when equipment is shipped.

   Research and Development

      Research and development costs are expensed as incurred and are included in research, development and engineering expenses in the consolidated statements of income.

                   FUSION SYSTEMS CORPORATION AND SUBSIDIARIES

   Warranty

      The Company generally warrants its products, excluding certain consumables, for a one to two-year period. The Company warrants its consumables for up to 1,000 hours of operation. Estimated warranty costs are accrued in the period in which revenue from the related product sales is recognized.


   Earnings Per Share

      Earnings per common and equivalent share is based on the weighted-average number of common equivalent shares outstanding during the periods. Common equivalent shares assumes the dilutive effect of all options outstanding and the conversion of the Senior Preferred Stock which was outstanding prior to the Company's initial public offering (see Note 4). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all shares and options issued during the 12 months immediately preceding the Company's initial public offering in 1994 were treated as if they were outstanding for all periods presented prior to the offering (using the treasury stock method and a per share price of $16.00).

      Fully diluted earnings per share are not presented because the difference between these amounts and the amounts presented is not material.


2.   DISCONTINUED OPERATIONS:

      On September 6, 1996, the Company sold the operations constituting its ultraviolet curing business for $121 million in cash plus the assumption of certain liabilities to the Fairey Group, plc, a United Kingdom- based company. The assets sold included all of the assets relating to the UV curing business of Fusion UV Curing Systems Corporation and Fusion Europe Limited and all of the capital stock of three of the Company's subsidiaries -- Fusion Aetek UV Systems, Inc., Fusion Japan KK, and Fusion VuS GmbH.

      The gain on the sale, recorded in the third quarter of 1996, was approximately $55 million, net of transaction costs and income taxes. The results of the UV curing business have been classified as discontinued operations in the accompanying financial statements. Net revenues for the UV curing business were $39.6 million through the 1996 sale date and were $51.1 million and $42.7 million for 1995 and 1994, respectively.

      A summary of the carrying values of the assets sold and liabilities assumed by the buyer is as follows (in thousands):

     Cash...............................................................................      $ 2,517
     Accounts receivable................................................................       11,919
     Inventories........................................................................        8,530
     Prepaid expenses...................................................................          674
     Fixed assets, net..................................................................        5,308
     Other assets.......................................................................        3,275
                                                                                              -------
     Total assets.......................................................................       32,223
     Accrued expenses and customer deposits.............................................       (7,303)
                                                                                              -------
     Net assets sold....................................................................      $24,920
                                                                                              =======

      The accompanying financial statements and footnote disclosures for 1996 and prior years have been restated to reflect the effect of the discontinued operations.

                   FUSION SYSTEMS CORPORATION AND SUBSIDIARIES

3.   ACCRUED EXPENSES:

      Accrued expenses consist of the following (in thousands):

                                                                                              DECEMBER 31,
                                                                                         -----------------------
                                                                                          1996            1995
                                                                                         -------         -------
         Salaries, payroll taxes and employee health benefits.......................     $ 2,734         $ 1,821
         Expenses related to sale of UV.............................................       1,808              --
         Warranty expenses..........................................................       1,493             350
         Other......................................................................         925             657
         Vacation...................................................................         620             495
         Profit sharing.............................................................         600             767
         Professional fees..........................................................         395             164
                                                                                         -------         -------
                                                                                         $ 8,575         $ 4,254
                                                                                         =======         =======


4.   COMMON STOCK, STOCK OPTIONS AND DIVIDENDS:

Initial Public Offering

      In May 1994, the Company completed an initial public offering of 4,000,000 shares of its Common Stock at $16.00 per share, including 3,250,000 shares which were sold by certain selling stockholders. After deducting underwriting discounts, commissions and expenses, the net proceeds received by the Company were approximately $9,584,000.

      In connection with the initial public offering, the Company amended and restated its certificate of incorporation increasing the number of authorized shares of Common Stock to 40,000,000 shares and authorizing 5,000,000 shares of Preferred Stock, each with a par value of $0.01 per share. In September 1994, the Company designated 100,000 shares of the Preferred Stock as Series A Junior Participating Preferred Stock.

     The Company effected a two-for-one stock split of the Common Stock at the time of the initial public offering in the form of a stock dividend. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to these events.

Secondary Public Offering

     In October 1994, the Company completed a secondary public offering, offering 1,900,000 shares of Common Stock at $29.50 per share, of which 1,664,000 shares were sold by certain selling stockholders. Included in the shares sold by selling stockholders were 264,000 shares sold pursuant to the exercise of the underwriters' over-allotment option. After deducting underwriting discounts, commissions and expenses, the net proceeds received by the Company were approximately $13,570,000.

Senior Convertible Redeemable Preferred Stock

      Senior convertible redeemable preferred stock consisted of 300,000 authorized shares of which 50,499 were issued and outstanding with $0.01 par value and an aggregate liquidation value of approximately $3,118,000 at December 31, 1993. Upon the closing of the Company's initial public offering, each share of Senior Preferred Stock converted into twenty shares of Common Stock.

                   FUSION SYSTEMS CORPORATION AND SUBSIDIARIES

1984 Stock Option Plan

     In 1984, the Company adopted a stock option plan (the "1984 Plan") which provided for the grant of stock options to certain directors, officers, and employees at a price determined by the Board of Directors at its discretion. The 1984 Plan was terminated effective December 31, 1993. As of December 31, 1996, options to purchase 207,100 shares of Common Stock were outstanding under the 1984 Plan.

1994 Stock Option Plan

     In 1994, the Company adopted a new stock option plan (the "1994 Plan") which provided for the issuance of a maximum of 500,000 shares of Common Stock pursuant to the grant of incentive stock options to employees and the grant of nonqualified stock options or stock awards to employees, consultants, directors, and officers of the Company. On June 8, 1995, and June 20, 1996, an additional 150,000 and 600,000 shares, respectively, were approved by the shareholders which increased the maximum to 1,250,000 shares. As of December 31, 1996, nonqualified stock options to purchase 522,856 shares of Common Stock were outstanding under the 1994 Plan.

1994 Non-Employee Director Stock Option Plan

     In 1994, the Company adopted a Non-Employee Director Stock Option Plan (the "Director Plan") which provides for the grant of options to purchase a maximum of 150,000 shares of Common Stock of the Company to non-employee directors of the Company. Under the Director Plan, each non-employee director of the Company automatically receives an option for 7,500 shares, and will automatically receive an option for 2,500 shares on each successive anniversary of service, while remaining a director of the Company. The exercise price per share for all options granted under the Director Plan will be equal to the market price of the Common Stock as of the date of grant. The options become exercisable in three equal installments starting on the date of the grant and on each of the next two anniversaries of the date of grant provided that the optionee remains a director. The term of each option is for a period of ten years from the date of grant. As of December 31, 1996, options to purchase 50,000 shares of Common Stock were outstanding under the Director Plan.

     A summary of the status of the Company's three stock option plans at December 31, 1996, 1995 and 1994 and changes during the years then ended is presented in the table and narrative below:

                                              1996                       1995                        1994
                                       --------------------     ----------------------      -----------------------
                                                   WEIGHTED                   WEIGHTED                     WEIGHTED
                                                    AVERAGE                    AVERAGE                      AVERAGE
                                                   EXERCISE                   EXERCISE                     EXERCISE
                                        SHARES       PRICE       SHARES         PRICE        SHARES         PRICE
                                        ------       -----       ------         -----        ------         -----
Outstanding at beginning of year..      931,678     $16.81       920,294        $12.21       754,262        $ 5.31
         Granted..................      209,950      21.48       240,150         28.93       467,260         18.16
         Exercised................     (151,422)      9.80      (139,499)         6.40      (298,828)         4.16
         Rescinded or lapsed......     (210,250)     23.81      ( 89,267)        18.27      (  2,400)         6.30
                                       --------                 --------                    --------
Outstanding at end of year........      779,956      17.54       931,678         16.81       920,294         12.21
Exercisable at end of year........      447,912      14.25       422,713         10.99       376,818          7.17

      207,100 of the 779,956 options outstanding at December 31, 1996 have an exercise price of $6.30 and a weighted average remaining contractual life of 5.1 years. 202,219 of these options are exercisable. 391,622 have exercise prices between $16.20 and $24.00, with a weighted average exercise price of $18.41 and a weighted average remaining contractual life of 8.3 years. 174,494 of these options are exercisable; their weighted average exercise price is $17.53. The remaining 181,234 options have exercise prices between $25.00 and $34.25, with a weighted average exercise price of $28.50 and a weighted average remaining

                   FUSION SYSTEMS CORPORATION AND SUBSIDIARIES contractual life of 8.6 years. 71,199 of these options are exercisable; their weighted average exercise price is $28.80.

      The weighted average fair value of options granted in 1996 and 1995 was $11.02 and $14.93, respectively. The fair value of each option grant for each of the plans is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in both 1996 and 1995: risk-free interest rate of 6.19 per cent; expected lives of 5 years; expected volatility of 50 percent; and no expected dividend yield.

      Stock options generally vest pro rata over a period ranging from three to five years and expire at various dates through 2006. On August 9, 1996, the Board of Directors approved, as part of the sale of the UV curing business, acceleration of the vesting of the options held by the employees who were transferred to the buyer effective as of the closing date of the sale.

      On September 19, 1996, the Board of Directors approved a resolution to offer non-officer option holders, with options priced at $24.00 or higher, the opportunity to have the options repriced at $19.50. As a result, 44,500 options, with prices between $24.00 and $30.75, were canceled and new grants were issued, for the same number of options, at a price of $19.50.

1994 Employee Stock Purchase Plan

      In 1994, the Company adopted an Employee Stock Purchase Plan (the "1994 Purchase Plan") which provides for the issuance of a maximum of 350,000 shares of Common Stock pursuant to options granted to participating employees.

     All employees of the Company whose customary employment is more than 20 hours per week and more than five months in any calendar year are eligible to participate in the 1994 Purchase Plan, except employees who own 5 percent or more of the Company's stock. To participate in the 1994 Purchase Plan, an employee must authorize the Company to deduct an amount (not less than 1 percent or more than 10 percent of a participant's total cash compensation) from his or her pay during six-month periods commencing on July 1 and January 1 of each year (each a "Plan Period"), but in no case will an employee be entitled to purchase more than 500 shares in any Plan Period. The exercise price for the option for each Plan Period is 85 percent of the lesser of the market price of the Common Stock on the first or last business day of the Plan Period. In 1996, 1995 and 1994, 25,376, 24,817 and 12,031 shares of Common Stock, respectively, were purchased at an aggregate cost of approximately $513,000, $569,000 and $189,000, respectively, under the 1994 Purchase Plan.

     Compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1996 and 1995 respectively: risk free interest rate of
5.26 and 6.08 percent; an expected life of one-half year for both years; expected volatility of 60 percent for both years; and no expected dividend yield for both years. The weighted average fair value of those purchase rights granted in 1996 and 1995 was $22.83 and $24.85, respectively.

      Unissued Common Stock reserved for various purposes as of December 31, 1996, is as follows:

      Outstanding stock options...........................................................    779,956
      Future stock option grants..........................................................    756,257
      Future issuance under Employee Stock Purchase Plan..................................    287,776
                                                                                            ---------
              Total Common Stock reserved.................................................  1,823,989
                                                                                            =========

      The Company accounts for these plans under APB Opinion No. 25, and related interpretations, under which no compensation cost has been recognized.

                   FUSION SYSTEMS CORPORATION AND SUBSIDIARIES

      Had compensation cost for these plans been determined consistent with FASB statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands except per share data):

                                                                           1996               1995
                                                                           ----               ----
Income from continuing operations:                     As Reported       $ 8,729            $ 9,136
                                                       Pro Forma           7,665              8,633

Income from discontinued operations:                   As Reported       $ 3,709            $ 6,129
                                                       Pro Forma           3,415              6,008

Net Income:                                            As Reported       $67,403            $15,265
                                                       Pro Forma          66,044             14,641

Earnings per share from continuing operations:         As Reported       $  1.09            $  1.13
                                                       Pro Forma            0.96               1.06

Earnings per share from discontinued operations:       As Reported       $  0.46            $  0.75
                                                       Pro Forma            0.43               0.74

Total earnings per share:                              As Reported       $  8.40            $  1.88
                                                       Pro Forma            8.23               1.80

      Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Stockholder Rights Plan

     Pursuant to the Company's Stockholder Rights Plan, each share of Common Stock has an associated preferred stock purchase right (a "Right"). Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $.01 par value (the "Junior Preferred Shares"), of the Company at a price of $40 per one one-hundredth of a Junior Preferred Share, subject to adjustment (the "Purchase Price"). The Rights will be exercisable only if (i) a person or group acquires beneficial ownership of 15% or more of the outstanding Common Stock of the Company (an "Acquiring Person"), (ii) a person or group announces a tender offer or exchange offer the consummation of which would result in the beneficial ownership by such person or group of 15% or more of the outstanding Common Stock, or (iii) a person owning 10% or more of the Common Stock of the Company is determined by the Board of Directors to be an adverse person (an "Adverse Person") (the earliest of such dates being called the "Distribution Date"). Until a Right is exercised, the holder thereof will have no rights as a stockholder of the Company. Until the Distribution Date (or earlier redemption or expiration of the Rights), the Rights will be transferred with and only with the Common Stock.

      In the event that any person or group becomes an Acquiring Person or an Adverse Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person or the Adverse Person, will thereafter have the right to receive upon exercise that number of shares of Common Stock having a market value of two times the Purchase Price, and in the event that the Company is acquired in a business combination transaction or 50% or more of its assets are sold, each holder of a Right will thereafter have the right to receive upon exercise that number of shares of common stock of the acquiring company which at the time of the transaction will have a market value of two times the Purchase Price.

     At any time after any person becomes an Acquiring Person or an Adverse Person, and prior to the acquisition by such person or group of 50% or more of the outstanding Common Stock, the Board of Directors

                   FUSION SYSTEMS CORPORATION AND SUBSIDIARIES of the Company may cause the Rights (other than Rights owned by such person or group) to be exchanged, in whole or in part, for Common Stock at an exchange rate of one share of Common Stock per Right. At any time prior to the acquisition by a person or group of beneficial ownership of 15% or more of the outstanding Common Stock, the Board of Directors of the Company may redeem the Rights in whole at a price of $.01 per Right. The Rights have certain anti-takeover effects, in that they will cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors.

5.   ACCUMULATED TRANSLATION ADJUSTMENT:

        Accumulated translation adjustments consist of the following (in thousands):

                                                                                DECEMBER 31,
                                                                -------------------------------------------
                                                                  1996              1995              1994
                                                                -------           -------           -------

Balance, beginning of year.................................     $  677            $ 1,156             $ 882
      Adjustment arising on translation of foreign
          subsidiaries' statements to U.S. dollars.........        (41)               (52)               71
      Adjustment relating to subsidiary payables designated as
          long-term investments ...........................         --               (427)              203
      Adjustments related to sale of foreign subsidiary....       (677)                --                --
                                                                -------           -------           -------
Balance, end of year.......................................     $ ( 41)           $   677            $ 1,156
                                                                =======           =======            =======


6.   COMMITMENTS AND CONTINGENCIES:

   Lease Commitments and Rental Expense

      The Company has noncancelable operating lease agreements for its office and manufacturing facilities and certain vehicles. Certain of the leases provide for renewal options. The minimum annual rentals are as follows (in thousands):

      1997          .................................................................................    $ 1,716,180
      1998          .................................................................................      1,739,026
      1999          .................................................................................      1,638,840
      2000          .................................................................................        418,857
      2001          .................................................................................        419,850
      Thereafter                                                                                             728,303
                                                                                                         -----------
                 Total...............................................................................    $ 6,661,056
                                                                                                         ===========



      Under the terms of the facility lease agreements, the Company may be assessed additional amounts for maintenance and taxes. Rental expense was approximately $1,621,000, $918,000 and $569,000 in 1996, 1995 and 1994
respectively.

   Employee Benefits

      The Company and its subsidiaries have a 401(k) profit-sharing plan (the "Plan"). All domestic employees are covered by the Plan. Employees are qualified to participate in the Plan generally when they reach age 21 and have worked for the Company for one month. Employees are eligible to receive Company contributions after one year of service. The Company's contributions are discretionary and amounted to approximately $480,000, $905,000 and $810,000 for 1996, 1995 and 1994, respectively. In addition, each participant in the Plan may elect, with certain restrictions, to contribute up to 15 percent of their compensation to the Plan.

                   FUSION SYSTEMS CORPORATION AND SUBSIDIARIES

      In the event that the Company undergoes a change in control and if all of the employees were to be terminated without good cause, the Company's severance liability as of December 31, 1996 would be approximately $5,369,000.

   Claims and Contingencies

     Incidental to the normal course of business, certain claims, suits and complaints have been filed or are pending against the Company. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying consolidated financial statements.

7.   TREASURY STOCK:

       On October 1, 1996, the Board of Directors adopted a plan authorizing the Company to purchase shares of the Company's Common Stock not to exceed $20,000,000 in aggregate price. As of December 31, 1996, the Company had repurchased 472,000 shares at an aggregate price of $8,285,000. The shares in the corporate treasury will be used to issue shares under the 1994 Employee Stock Option Plan. During 1996, 3,000 shares were issued.

8.   INCOME TAXES:

      The Company and its domestic subsidiaries file a consolidated Federal income tax return.

      The provision (benefit) for income taxes consists of the following (in thousands):

                                                                                   YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------------
                                                                           1995              1994             1996
                                                                          -------           -------         -------
   Current:
      Federal ......................................................      $ 5,681           $ 4,623         $ 3,085
      State.........................................................        1,032               728             466
      Foreign ......................................................          306               226              --
                                                                          -------           -------         -------
                                                                            7,019             5,577           3,551
                                                                          -------           -------         -------
   Deferred:
      Federal ......................................................       (1,946)             (116)            (84)
      State.........................................................         (293)              (16)            (12)
      Foreign ......................................................          179                --             --
                                                                          -------           -------         -------
   Provision for income taxes on continuing operations.................   $ 4,959           $ 5,445         $ 3,455
                                                                          =======           =======         =======

      Foreign pretax income (losses) totaled $2,312,000, $400,000, and $(65,000) in 1996, 1995 and 1994, respectively.

      A reconciliation of the tax provision from the U.S. Federal statutory tax rate to the Company's effective tax rate is as follows (in thousands):


                                                                     1996                 1995                1994
                                                             ------------------    ---------------     ---------------
                                                             AMOUNT         %      AMOUNT      %       AMOUNT      %
                                                             ------       -----    ------    -----     ------    -----
Taxes at the statutory Federal rate......................    $4,791        35%     $5,103     35%      $3,136     35%
State income taxes, net of Federal tax benefit...........       445         3         474      3          291      4
Foreign income taxes.....................................        44        --          73     --           25     --
Research and development credit...........................     (282)       (2)        (50)    --          (55)    --
Foreign Sales Corporation credit.........................      (420)       (3)        (27)    --           --     --
Permanent differences ...................................        41        --          23     --           23     --
Other ...................................................       340         3        (151)    (1)          35     --
                                                             ------       ---      ------    ---       ------    ---
Tax provision at effective rates.........................    $4,959        36%     $5,445     37%      $3,455     39%
                                                             ======       ===      ======    ===       ======    ===

                   FUSION SYSTEMS CORPORATION AND SUBSIDIARIES

      Deferred income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

      The components of the net deferred tax asset are as follows (in thousands):

                                                                                             DECEMBER 31,
                                                                                     ------------------------
                                                                                      1996              1995
                                                                                     -------          -------
     Inventory valuations.......................................................      $1,422          $1,106
     Accrued employee benefit costs.............................................         383             382
     Warranty reserves..........................................................         571             161
     Depreciation and amortization..............................................          15             (38)
     Other, net deferred tax asset..............................................         635             411
     Valuation allowance........................................................          --              --
                                                                                      ------          ------
           Net deferred tax asset...............................................      $3,026          $2,022
                                                                                      ======          ======

      The benefit of income tax deductions of approximately $409,000, $1,140,000 and $2,080,000 generated in 1996, 1995 and 1994, respectively, from the exercise of nonqualified stock options for which no compensation expense was recorded for financial reporting purposes has been credited directly to additional paid-in capital.

   In September 1994, the Company reached a settlement agreement with the IRS with respect to approximately $23,000,000 in tax deductions claimed during 1988, arising out of the acquisition and subsequent disposition of the stock of its Energy Sciences, Inc. ("ESI") subsidiary. The Company was allowed to retain approximately $16,450,000 of the claimed deductions and paid approximately $823,000 for income taxes and interest due under the terms of the settlement. The Company had deferred recognition of all related tax benefits for financial reporting purposes until resolution of this matter. As a result of the settlement, the Company recognized a gain for financial reporting purposes of $7,200,000 that is reported as an offset to the income tax provision in the year ended December 31, 1994, and has been reflected in discontinued operations.

9.   RELATED PARTY TRANSACTIONS:

      In 1992, the Company transferred selected assets of its imaging business unit to a wholly-owned subsidiary, Fusion Lighting, Inc. ("Fusion Lighting") and distributed the stock of Fusion Lighting to the shareholders of the Company in proportion to their holdings of Fusion Systems Corporation stock.

                   FUSION SYSTEMS CORPORATION AND SUBSIDIARIES

      The Company continues to sublease a facility to Fusion Lighting and provides limited administrative services such as data management services. Prior to the end of 1995, the Company provided additional services including materials procurement, shipping and receiving, and accounting to Fusion Lighting. Amounts charged for corporate services and sales support are included as an offset to the respective operating expenses in the accompanying consolidated statements of income. Additionally, the Company's former Japanese subsidiary (sold in connection with the sale of the UV curing business) continued to purchase and resell certain imaging products from Fusion Lighting to fulfill preexisting contractual commitments. A summary of these transactions is as follows (in thousands):

                                                                                     YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------------

                                                                              1996             1995             1994
                                                                            -------          ---------       --------
            Purchase of equipment from Fusion Lighting..............        $   78           $  740          $ 1,567
            Procurement of materials and fixed assets for
               Fusion Lighting .....................................            51              417              994
            Corporate services and sales support provided to Fusion
               Lighting ............................................         1,047              885              860
            Direct research, development and engineering provided
               to Fusion Lighting ..................................            --              266            1,188
            Building sublease rent..................................           190              113              111

      Amounts receivable from Fusion Lighting as of December 31, 1996 and 1995 were $241,000 and $230,000 respectively.

      In October 1995, the Company purchased assets of the spare parts business from Fusion Lighting at a fair market appraised value of $2.1 million in cash. Also in 1995, the Company and Fusion Lighting extended a cross licensing technology agreement, whereby the Company agreed to disclose to Fusion Lighting information relating to or useful in the development, manufacture, use, marketing or sale of electrodeless and electrode lamps as sources of visible light. In exchange, Fusion Lighting agreed to disclose to the Company information related to the development, manufacture, use, marketing and sale of electrodeless and electrode lamps as a source of ultraviolet light.

     The Company previously held notes receivable, with right of full recourse, for a total of approximately $105,000 from four officers and/or employees of the Company. These notes arose from transactions in 1992, whereby the Company loaned the officers and/or employees money to exercise stock options (and pay the related income tax obligations) to purchase an aggregate of 42,280 shares of the Company's Common Stock. The notes were repaid during 1994.

     During 1996 and 1994, the Company paid an affiliate of one of the Company's directors $1,046,500 and $275,000, respectively, for services rendered in connection with the sale of the UV Curing business and with the initial public offering, respectively. This affiliate was also paid $50,000 for consulting services in 1995.

     At the time of the Company's sale of the UV curing business to Fairey Group, plc in September of 1996, in a separate transaction, Fusion Lighting, Inc. received $5 million from Fairey Group, plc, in consideration for a mutual non-compete agreement, a cross license of technology, a change of corporate name of Fusion Lighting and a right of first opportunity to serve as Fusion Lighting's exclusive distributor for certain of its products which have application to UV curing.

                   FUSION SYSTEMS CORPORATION AND SUBSIDIARIES

10.    INFORMATION CONCERNING GEOGRAPHIC REGIONS:

Net Revenues by Geographic Region

     The Company sells its products in several geographic regions. Net revenues relating to each region are as follows (in thousands):

                                                                                   YEARS ENDED DECEMBER 31,
                                                                         -------------------------------------------
                                                                           1996              1995             1994
                                                                         --------          --------         --------
      North America.................................................     $ 42,086          $ 23,646         $ 17,463
      Europe........................................................       23,854            17,793           10,572
      Japan.........................................................        5,119             4,468            2,192
      Pacific Rim...................................................       13,535            11,684            7,251
      Other.........................................................           --               890              461
                                                                         --------          --------         --------
         Total net revenues.........................................     $ 84,594          $ 58,481         $ 37,939
                                                                         ========          ========         ========


Operating Locations

      The Company manufactures its products domestically. European and South Korean operations consist primarily of sales and service activities. The Company commenced a similar sales and service operation in Japan at the end of 1996. A significant portion of the Company's net revenues from its facilities in Europe and South Korea represent equipment sales shipped directly from U.S. facilities. A summary of revenues, operating income, and identifiable assets by operating location is as follows (in thousands):

                                                                                 YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------------------
                                                                        1996               1995               1994
                                                                     ---------            -------           -------
      Net revenues:
            Domestic............................................     $  57,714            $40,458           $27,572
            Europe..............................................        23,840             17,274            10,367
            South Korea ........................................         3,040                749                --
                                                                     ---------            -------           -------
                  Total net revenues............................     $  84,594            $58,481           $37,939
                                                                     =========            =======           =======
      Operating income (loss):
            Domestic............................................     $   7,563            $11,482           $ 8,084
            Europe..............................................         2,001              1,330               173
            South Korea ........................................           757               (313)               --
                                                                     ---------            -------           -------
                  Total operating income........................     $  10,321            $12,499           $ 8,257
                                                                     =========            =======           =======
      Identifiable assets:
            Domestic............................................     $ 149,396            $60,840           $49,787
            Europe..............................................        11,182             10,506             6,219
            South Korea ........................................         1,136                565                --
            Assets of Discontinued Operations...................            --             27,354            23,383
                                                                     ---------            -------           -------
                  Total identifiable assets.....................     $ 161,714            $99,265           $79,389
                                                                     =========            =======           =======

Net revenues are categorized by the location of the office from which the sales were generated rather than by the customer's geographic location ("Net Revenues by Geographic Region"). Identifiable assets in Europe and South Korea are comprised predominantly of cash, receivables, and inventory.

                   FUSION SYSTEMS CORPORATION AND SUBSIDIARIES

Significant Customers

Sales to three customers in 1996, and to two customers in 1995 and 1994, each represented 10% or more of net revenues (in thousands):

                                                                              YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                        1996              1995              1994
                                                                      --------         --------          --------
            Customer 1..........................................      $ 13,063         $     *            $    *
            Customer 2..........................................         9,160               *                 *
            Customer 3..........................................         9,012               *                 *
            Customer 4..........................................             *           5,975             6,032
            Customer 5..........................................             *           5,881             3,902


* Revenue accounted for less than 10% of total revenues for the period.

11.   QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED):

                                                              FISCAL QUARTER
                                       ---------------------------------------------------------------
                                         First           Second            Third              Fourth
                                       ---------------------------------------------------------------

                                                   (In thousands, except per share data)
1996:

      Net revenues                     $ 24,768         $ 25,252           $ 16,184           $ 18,390
      Gross profit                       13,687           14,538              7,055              9,043
      Income (loss) from continuing
           operations                     3,422            3,551               (296)             2,052
      Discontinued operations:
           Operations                     1,395            1,631             54,182              1,466
           Gain on sale                      --               --             53,572              1,393
      Net Income                       $  4,817         $  5,812           $ 53,886           $  3,518

      Earnings (loss) per share:
           Continuing operations       $   0.42         $   0.44           $(  0.04)          $   0.26
           Discontinued operations         0.18             0.20               0.08               0.01
           Gain on sale                      --               --               6.77               0.18
           Total                       $   0.60         $   0.64           $   6.81           $   0.45

1995:

      Net revenues                     $ 13,501         $ 14,664           $ 12,568           $ 17,748
      Gross profit                        7,918            8,374              7,455              9,198
      Income from continuing
           operations                     2,469            1,971              1,721              2,975
      Discontinued operations             1,409            1,988              1,398              1,334
      Net Income                       $  3,878         $  3,959                              $  4,309

      Earnings per share:
           Continuing operations       $   0.31         $   0.24           $   0.21           $   0.37
           Discontinued operations         0.17             0.25               0.17               0.16
           Total                       $   0.48         $   0.49           $   0.38           $   0.53


The total of net income per share for the four quarters in 1996 does not equal net income per share for the year ended December 31,1996 as each quarter is computed as a discrete period.

                   FUSION SYSTEMS CORPORATION AND SUBSIDIARIES

12.   VALUATION AND QUALIFYING ACCOUNTS:

      Valuation and qualifying accounts consist of the following (in thousands):


                                                                  ADDITIONS                       BALANCE
                                                  BALANCE AT      CHARGED TO                         AT
                                                   BEGINNING       COSTS AND                       END OF
                 DESCRIPTION                       OF PERIOD       EXPENSES         DEDUCTIONS      YEAR
                 -----------                       ---------       --------         ----------      ----
    For the year ended December 31, 1994
              Deducted from assets accounts:
              Allowance for doubtful accounts....     $ --             $17             $ --         $ 17

    For the year ended December 31, 1995
              Deducted from assets accounts:
              Allowance for doubtful accounts....       17              --                8            9

    For the year ended December 31, 1996
              Deducted from assets accounts:
              Allowance for doubtful accounts....        9             131               --          140


                                INDEX TO EXHIBITS

  Exhibit No.                        Description                                               Page
---------------------------------------------------------------------------------------------------
     2.1           Stock Purchase Agreement date December 30, 1993 between GEO
                   International Corporation and Fusion UV Curing Systems
                   Corporation (incorporated by reference to Exhibit 2.1 to the
                   Registrant's Registration Statement on Form S-1, Registration
                   No. 33-76258)................................................

     3.1           Amended and Restated Certificate of Incorporation
                   (incorporated by reference to Exhibit 3.1 to the Registrant's
                   Registration Statement on Form S-1, Registration No.
                   33-81494)...................................................

     3.2           Amended and Restated By-Laws (incorporated by reference to
                   Exhibit 3.2 to the Registrant's Registration Statement on
                   Form S-1, Registration No. 33-81494)........................

     4.1           Specimen Stock Certificate (incorporated by reference to
                   Exhibit 4.1 to the Registrant's Registration Statement on
                   Form S-1, Registration No. 33-76258)........................

     4.2           Stock Purchase Agreement dated December 29, 1982 by and among
                   American Research Development Division of Textron Inc.,
                   Fusion Systems Corporation and those Purchasers listed on
                   Schedule A thereto (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1,
                   Registration No.
                   33-76258)...................................................

     4.3           Stockholders Rights Agreement, dated as of September 8, 1994, by and between Fusion Systems Corporation and The First
                   National Bank of Boston, as rights agent (incorporated by
                   reference to Exhibit 4 to the Registrant's Current Report on
                   Form 8-K, dated as of September 8, 1994).....................

     4.4           First Amendment to Rights Agreement, dated as of April 19,
                   1995, between Fusion Systems Corporation and The First
                   National Bank of Boston, as rights agent (incorporated by
                   reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, dated as of April 19, 1995).....................

     10.1          Form of Severance Agreement (incorporated by reference to
                   Exhibit 10.1 to the .... Registrant's Registration Statement
                   on Form S-1, Registration No. 33-76258)......................

     10.2          Fusion Systems Corporation 1984 Stock Option Plan
                   (incorporated by reference to Exhibit 10.2 to the
                   Registrant's Registration Statement on Form S-1, Registration
                   No. 33-76258)................................................

     10.3          Fusion Systems Corporation 1994 Stock Option Plan
                   (incorporated by reference to Exhibit 10.3 to the
                   Registrant's Registration Statement on Form S-1, Registration
                   No. 33-76258)................................................

     10.4          Fusion Systems Corporation 1994 Employee Stock Purchase Plan
                   (incorporated by reference to Exhibit 10.4 to the
                   Registrant's Registration Statement on Form S-1, Registration
                   No. 33-76258)................................................

     10.5          Fusion Systems Corporation 1994 Non-Employee Director Stock
                   Option Plan (incorporated by reference to Exhibit 10.5 to the
                   Registrant's Registration Statement on Form S-1, Registration
                   No. 33-76258)................................................


  Exhibit No.                        Description                                               Page
---------------------------------------------------------------------------------------------------
     10.6          Fusion Systems Corporation Profit Sharing Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Registration
                   Statement on Form S-1, Registration No.
                   33-76258)....................................................

     10.7          Lease-Rockville (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1,
                   Registration No. 33-76258)...................................

     10.8          Ninth Amendment of Lease Agreement dated May 26, 1994 between
                   Rockville Office/Industrial Associates and the Registrant
                   (incorporated by reference to Exhibit 10.8 to the
                   Registrant's Registration Statement on Form S-1, Registration
                   No. 33-81494)................................................

     10.9          Tenth Amendment of Lease Agreement dated September 29, 1994 between Rockville Office/Industrial Associates and the
                   Registrant (incorporated by reference to Exhibit 10.9 to the
                   Registrant's Registration Statement on Form S-1, Registration
                   No. 33-81494)................................................

     10.10         Lease-Plainfield (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1,
                   Registration No. 33-76258)...................................

     10.11         License Agreement between Texas Instruments Incorporated and
                   Fusion Semiconductor Systems Corporation (incorporated by
                   reference to Exhibit 10.9 to the Registrant's Registration
                   Statement on Form S-1, Registration No. 33-76258)............

     10.12         Agreement dated April 27, 1990 between Fusion Semiconductor
                   Systems Corporation and Ushio, Inc. (incorporated by
                   reference to Exhibit 10.10 to the Registrant's Registration
                   Statement on Form S-1, Registration No. 33-76258)............

     10.13         Letter dated August 14, 1985 from sole source supplier
                   (incorporated by reference to Exhibit 10.11 to the
                   Registrant's Registration Statement on Form S-1, Registration
                   No. 33-76258)................................................

     10.14         Severance Agreement of Leslie S. Levine (incorporated by
                   reference to Exhibit 10.12 to the Registrant's Registration
                   Statement on Form S-1, Registration No.
                   33-76258)....................................................

     10.15         Lease Agreement dated December 7, 1994 between CM Partners
                   #3, L.P. and the Registrant (incorporated by reference to
                   Exhibit 10.15 to the Registrant's Annual Report on Form 10-K
                   for fiscal year ended December 31, 1994, Commission File No.
                   0-23628).....................................................

     10.16         Lease Agreement dated August 25, 1995 between Tech Park 270
                   Limited Partnership and the Registrant.......................

     10.17         Sublease Agreement dated November 21, 1995 between American
                   National Red Cross and the Registrant........................


  Exhibit No.                        Description                                               Page
---------------------------------------------------------------------------------------------------

     10.18         Eleventh Amendment of Lease Agreement dated December 4, 1995 between Rockville Office/Industrial Associates and the
                   Registrant...................................................

     10.19         Asset Purchase Agreement dated October 1, 1995 between Fusion
                   Lighting, Inc. and the
                   Registrant...................................................

     10.20         Purchase Agreement dated as of August 14, 1996 by and among
                   Fairey Investments, Inc., Fusion UV Systems, Inc., Fairey
                   Overseas Development Limited and Fusion UV Systems Limited,
                   on the one hand and Fusion Systems Corporation, Fusion UV
                   Curing Systems Corporation, Fusion Technology International,
                   Inc., and Fusion Europe Limited, on the other hand
                   (incorporated by reference to Exhibit 2.1 of the Registrant's
                   Current Report on Form 8-K, dated September 6, 1996).........

     11.1*         Statement regarding Computation of Per Share Earnings........

     21.1*         List of Subsidiaries of the Registrant.......................

     23.1*         Consent of Arthur Andersen LLP...............................

*Filed herewith.