Form 10-K/A
period 1996-12-31
FUSION SYSTEMS CORP
filed 1997-04-23
CIK 920029

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   -------------------------------------------

                        AMENDMENT NO. 1 ON FORM 10-K/A
[ X ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.


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

      Also in 1996, Fusion, with support from Asyst Technologies, Inc., an industry leader in "minienvironment" wafer handling technology (commonly referred to as Standard Mechanical InterFace ("SMIF")) designed a compact, integrated SMIF wafer-handling package for the Company's Gemini(TM) and Fusion 200(TM) platform products.

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


                                      FUSION SYSTEMS CORPORATION

Date:  April 22, 1997                 By: /s/   Leslie S. Levine
                                          ----------------------------------
                                          Leslie S. Levine
                                          President and Chief Executive Officer



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


SIGNATURE                                                TITLE                                    DATE
---------                                                -----                                    ----
/s/ Leslie S. Levine
-----------------------------------        President, Chief Executive Officer               April 22, 1997
Leslie S. Levine                           and Director

/s/ Joseph F. Greeves
-----------------------------------        Chief Financial Officer, Treasurer               April 22, 1997
Joseph F. Greeves                          and Secretary

          *
-----------------------------------        Chairman of the Board of Directors               April 22, 1997
Daniel Tessler

          *
-----------------------------------        Director                                         April 22, 1997
Charles J. Coulter

          *
-----------------------------------        Director                                         April 22, 1997
Jon D. Tompkins

          *
-----------------------------------        Director                                         April 22, 1997
Andrea Geisser

* By:  /s/ Leslie S. Levine
     ------------------------------
      Leslie S. Levine
        As Attorney-in-Fact

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

11.   QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED):

                                                              FISCAL QUARTER
                                       ---------------------------------------------------------------
                                         First           Second            Third              Fourth
                                       ---------------------------------------------------------------

                                                   (In thousands, except per share data)
1996:

      Net revenues                     $ 24,768         $ 25,252           $ 16,184           $ 18,390
      Gross profit                       13,687           14,538              7,055              9,043
      Income (loss) from continuing
           operations                     3,422            3,551               (296)             2,052
      Discontinued operations:
           Operations                     1,395            1,631                610                 73
           Gain on sale                      --               --             53,572              1,393
      Net Income                       $  4,817         $  5,182           $ 53,886           $  3,518

      Earnings (loss) per share:
           Continuing operations       $   0.42         $   0.44           $(  0.04)          $   0.26
           Discontinued operations         0.18             0.20               0.08               0.01
           Gain on sale                      --               --               6.77               0.18
           Total                       $   0.60         $   0.64           $   6.81           $   0.45

1995:

      Net revenues                     $ 13,501         $ 14,664           $ 12,568           $ 17,748
      Gross profit                        7,918            8,374              7,455              9,198
      Income from continuing
           operations                     2,469            1,971              1,721              2,975
      Discontinued operations             1,409            1,988              1,398              1,334
      Net Income                       $  3,878         $  3,959                              $  4,309

      Earnings per share:
           Continuing operations       $   0.31         $   0.24           $   0.21           $   0.37
           Discontinued operations         0.17             0.25               0.17               0.16
           Total                       $   0.48         $   0.49           $   0.38           $   0.53


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