Form 10-Q
period 1997-03-28
FUSION SYSTEMS CORP
filed 1997-05-12
CIK 920029

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 28, 1997

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

                            YES    X     NO
                               ---------     --------


As of May 1,1997, 7,483,221 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

                  FUSION SYSTEMS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 28, 1997

                                     INDEX


                                                                         PAGE NUMBER
                                                                         -----------
PART I - FINANCIAL INFORMATION

          Item 1 - Financial Statements                                      3

                   Consolidated Balance Sheets at March 28, 1997
                   and December 31, 1996                                     3

                   Consolidated Statements of Income for the
                   three-months ended March 28, 1997 and
                   March 29, 1996                                            4

                   Consolidated Statements of Cash Flows for the
                   three-months ended March 28, 1997 and
                   March 29, 1996                                            5

                   Notes to Consolidated Financial Statements                6

          Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             9


PART II - OTHER INFORMATION

          Items 1-5 - Not applicable                                         -

          Item 6 - Exhibits and Reports on Form 8-K                         14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                 FUSION SYSTEMS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)




                                                                                 March 28,      December 31,
                                                                                   1997             1996
                                                                                -----------     ------------
                                                                                (unaudited)
                                       ASSETS

Current Assets:
      Cash and cash equivalents                                                 $  29,869        $  38,445
      Short-term marketable securities                                             82,470           74,467
      Accounts receivable, net of allowance for doubtful
         accounts                                                                  14,798           14,487
      Inventories                                                                  15,724           14,905
      Prepaid expenses and other current assets                                       837              526
      Receivable from related party                                                   234              241
                                                                             ------------      -----------
               Total current assets                                               143,932          143,071

Fixed Assets, net of accumulated depreciation and amortization                     14,798           15,243
Deferred Income Taxes                                                               3,094            3,026
Other Assets                                                                          483              374
                                                                             ------------      -----------
                        Total assets                                            $ 162,307        $ 161,714
                                                                             ============      ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                                          $   3,292        $   2,974
      Accrued expenses                                                              6,783            8,575
      Income taxes                                                                  2,865            3,391
                                                                             ------------      -----------
               Total current liabilities                                           12,940           14,940
                                                                             ------------      -----------

Commitments and Contingencies

Stockholders' Equity:
      Preferred stock, $0.01 par value; 5,000,000 shares authorized,
        none issued and outstanding                                                   -                -
      Common stock, $0.01 par value; 40,000,000 shares authorized,
        7,931,855  shares issued as of March 28, 1997 and December 31, 1996            79               79
      Additional paid-in capital                                                   41,442           41,486
      Retained earnings                                                           115,866          113,482
      Accumulated translation adjustment                                              (71)             (41)
      Treasury stock at cost: 452,867 and 469,000 shares, respectively             (7,949)          (8,232)
                                                                             ------------      -----------
               Total stockholders' equity                                         149,367          146,774
                                                                             ------------      -----------
                        Total liabilities and stockholders' equity              $ 162,307        $ 161,714
                                                                             ============      ===========


  The accompanying notes are an integral part of these consolidated balance sheets.

                 FUSION SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (unaudited)


                                                              Three Months Ended
                                                        -----------------------------
                                                         March 28,         March 29,
                                                           1997               1996
                                                        ----------         ----------
Net Revenues                                               $19,429            $24,768
Cost of Sales                                                9,417             11,081
                                                        ----------         ----------
    Gross Profit                                            10,012             13,687
                                                        ----------         ----------

Operating Expenses:
  Selling, general and administrative                        3,888              5,294
  Research, development and engineering                      3,823              3,478
                                                        ----------         ----------
    Total operating expenses                                 7,711              8,772
                                                        ----------         ----------

    Operating Income                                         2,301              4,915
                                                        ----------         ----------

Other Income (Expense):
  Interest income, net                                       1,492                514
  Foreign exchange (loss) gain, net                            (65)                40
  Other, net                                                    (3)                 6
                                                        ----------         ----------
    Total other income, net                                  1,424                560
                                                        ----------         ----------

    Income from continuing operations
        before income taxes                                  3,725              5,475
Provision for Income Taxes
                 on Continuing Operations                    1,341              2,053
                                                        ----------         ----------

    Income from continuing operations                        2,384              3,422


Discontinued Operations, net of tax of $838                    -                1,395
                                                        ----------         ----------

             Net Income                                     $2,384             $4,817
                                                        ==========         ==========

Earnings Per Share:
    Continuing operations                                   $ 0.31             $ 0.42
    Discontinued operations                                    -                 0.18
                                                        ----------         ----------
    Total                                                   $ 0.31             $ 0.60
                                                        ==========         ==========

Weighted-Average Shares Outstanding                          7,749              8,059
                                                        ==========         ==========


  The accompanying notes are an integral part of these consolidated statements.

                 FUSION SYSTEMS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (unaudited)


                                                                             Three Months Ended
                                                                           -----------------------
                                                                           March 28,     March 29,
                                                                             1997          1996
                                                                           ---------     ---------
Cash Flows from Operating Activities:

     Net Income                                                             $ 2,384       $ 4,817
     Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:

        Depreciation and amortization                                           973           649
        Loss on disposal of fixed assets                                          3             -
        Cash provided by (used in) changes in assets
        and liabilities:
          Accounts receivable                                                  (311)       (8,065)
          Receivable from related party, net                                      7           (41)
          Inventories                                                          (819)       (2,881)
          Prepaid expenses and other assets                                    (437)         (172)
          Deferred income taxes                                                 (68)         (609)
          Accounts payable                                                      318         1,461
          Accrued expenses and other liabilities                               (746)        1,262
          Income taxes accrued                                                 (526)        1,970
        Cash provided by changes in assets of
         discontinued operations                                                  -           965
                                                                           ---------      --------
Net Cash Provided by (Used in) Operating Activities                             778          (644)
                                                                           ---------      --------

Cash Flows from Investing Activities:

     Purchases of fixed assets                                                 (514)       (2,302)
     Payment of expenses related to sale of discontinued operations          (1,046)            -
     Net (purchases) sales of marketable securities                          (8,003)        5,959
     Foreign currency translation adjustments                                   (30)         (154)

                                                                           ---------      --------
Net Cash (Used in) Provided by Investing Activities                          (9,593)        3,503
                                                                           ---------      --------

Cash Flows from Financing Activities:

     Cash proceeds from exercise of stock options and stock sale, net           187            35
     Income tax benefit from exercise of stock options                           52             -
                                                                           ---------      --------
Net Cash Provided by Financing Activities                                       239            35
                                                                           ---------      --------

Net (Decrease) Increase in Cash and Cash Equivalents                         (8,576)        2,894

Cash and Cash Equivalents, beginning of period                               38,445        10,825
                                                                           ---------      --------
Cash and Cash Equivalents, end of period                                    $29,869       $13,719
                                                                           =========      ========
Supplemental Disclosure of Cash Flow Information-
     Cash paid during the period for:
        Interest                                                            $     2       $     2
        Income taxes                                                        $ 1,852       $   595
                                                                           =========      ========


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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended March 28, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

2. SALE OF UV CURING BUSINESS:

On September 6, 1996, the Company sold the operations constituting its ultraviolet curing business for $121 million in cash plus the assumption of certain liabilities to the Fairey Group, plc, a United Kingdom based company. The assets sold included all of the assets relating to the UV curing business of Fusion UV Curing Systems Corporation and Fusion Europe Limited and all of the capital stock of three of the Company's subsidiaries -- Fusion Aetek UV Systems, Inc., Fusion Japan KK, and Fusion VuS GmbH. The Company has reported these operations as discontinued operations in the financial statements and, as a result, has reclassified the prior year presentation to conform with this treatment.

3. SHORT-TERM MARKETABLE SECURITIES:

At March 28, 1997, short-term marketable securities consisted of investment grade commercial paper, U.S. government agency discount notes and Treasury bills, and are considered by management to be held to maturity. These investments mature at various dates from April 1997 to March 1998.

4. INVENTORIES:

Inventories are valued at the lower of cost (using the first-in, first-out method) or market. Inventories consist of the following (in thousands):

                                                                   March 28,          December 31,
                                                                      1997                1996
                                                                   ----------         ------------
     Raw materials and purchased parts                               $ 4,789              $ 4,372
     Work in process and finished subassemblies                       10,246                9,812
     Finished goods                                                      689                  721
                                                                   ----------         ------------
                              Total inventories                      $15,724              $14,905
                                                                   ==========         ============



5.  EARNINGS PER SHARE:

Earnings per common and equivalent share are based on the weighted-average number of common equivalent shares outstanding during the periods. Common equivalent shares include the dilutive effect of all options outstanding. Fully diluted earnings per share are not presented because the difference between these amounts and the amounts presented is not material.

On March 3, 1997 the Financial Accounting Standards Board released Statement No. 128, "Earnings Per Share". Statement 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No. 15. Statement 128 is effective for reporting periods ending after December 15, 1997 and, when adopted, will require restatement of prior years' earnings per share.

The Company anticipates that, upon implementing Statement 128, diluted earnings per share will not differ materially from amounts reported and that basic earnings per share from continuing operations would have been $0.32 and $0.44 for the quarters ended March 28, 1997 and March 29, 1996, respectively.

6.  INFORMATION CONCERNING GEOGRAPHIC REGIONS:

Net Revenues by Geographic Region

The Company sells its products in several geographic regions. Net revenues relating to each region are as follows (in thousands):

                                                                        Three Months Ended
                                                                   ---------------------------------
                                                                   March 28,               March 29,
                                                                     1997                    1996
                                                                   ----------              ---------
     North America                                                   $10,513                $13,461
     Europe                                                            4,514                  4,523
     Pacific Rim                                                       2,575                  5,651
     Japan                                                             1,522                  1,030
     Other                                                               305                    103
                                                                   ----------              ---------
                               Total net revenues                    $19,429                $24,768
                                                                   ==========              =========


Operating Locations

The Company manufactures its products domestically. The foreign operations consist primarily of sales and service activities. A significant portion of the Company's revenues from its sales and service offices in Europe, South Korea and Japan represent equipment sales shipped directly from U.S. facilities. A summary of net revenues by operating location is as follows (in thousands):

                                                                         Three Months Ended
                                                                   --------------------------------
                                                                   March 28,              March 29,
                                                                      1997                  1996
                                                                   ----------             ----------
     Domestic                                                        $14,549                $19,801
     Europe                                                            4,533                  4,517
     South Korea                                                         323                    450
     Japan                                                                24                      -
                                                                   ----------             ----------
                               Total net revenues                    $19,429                $24,768
                                                                   ==========             ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

RESULTS OF CONTINUING OPERATIONS

Fusion Systems Corporation, together with its subsidiaries (the "Company"), designs, manufactures, markets and services photostabilizers and ashers used to make advanced semiconductor devices.

NET REVENUES. Net revenues, consisting of revenues from system sales, spare parts, service and royalty revenues, were $19.4 million for the first quarter of 1997, as compared to $18.4 million in the fourth quarter of 1996 and $24.8 million in the first quarter of 1996. The sequential increase in the first quarter of 1997 over the last quarter of 1996 was primarily due to increases in the shipments of the Gemini(R) product lines. The decrease over the same quarter in the prior year was due to a general industry slowdown which started in the third quarter of 1996.

GROSS PROFIT. The Company's gross profit as a percentage of revenues was 51.5% in the first quarter of 1997, as compared to 49.2% in the fourth quarter of 1996 and 55.3% in the first quarter of 1996. The 230 basis point sequential improvement over the fourth quarter of last year was primarily due to increased production levels and improvements in manufacturing efficiency, particularly with respect to the new product lines. The decline, in comparison with the first quarter of 1996, was primarily due to the lower production volume which reduced the Company's ability to absorb its overhead costs.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $3.9 million, $3.9 million and $5.3 million or 20.0%, 21.2% and 21.4% of net revenues for the quarters ended March 28, 1997, December 31, 1996 and March 29, 1996, respectively. The level of expense in the first quarter of 1997 was comparable to the last quarter of 1996. The decrease when compared to the first quarter of 1996 is primarily due to the lower product shipment levels in 1997, which resulted in lower commission costs, and to the implementation of significant cost control programs at the time of the downturn last year.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses were $3.8 million, $3.9 million and $3.5 million, or 19.7%, 21.3% and 14.0% of net revenues for the quarters ended March 28, 1997, December 31, 1996 and March 29, 1996, respectively. The relatively small reduction in the first quarter of 1997 compared to the last quarter of 1996 was due primarily to a reduction in the amount of materials being consumed in the current quarter.
The increases in dollars and percentage in the first quarter of 1997 versus the first quarter of last year was primarily due to an increase in the level and rate of expenditures related to new product and development activities over the prior year.

OTHER INCOME, NET. Other income, net of expenses, was $1.4 million, $1.8 million and $560,000 in the quarters ended March 28, 1997, December 31, 1996 and March 29, 1996, respectively. The decrease in the first quarter of 1997, as compared to the last quarter of 1996, was due to the payment, late in the fourth quarter of last year, of over $30 million in income taxes related to the gain on the sale of the UV curing business. The increase in the first quarter of 1997, when compared to the first quarter of last year, was due to the additional interest earned on the net proceeds of the sale of the UV curing business.

PROVISION FOR INCOME TAXES. The Company's effective tax rates were 36.0%, 31.7% and 37.5% for the quarters ended March 28, 1997, December 31, 1996 and March 29, 1996, respectively. The rate increase in the first quarter of 1997 compared to the last quarter of 1996 was due to an unusual level of tax credits and other tax benefits becoming available to the Company during the last quarter of 1996. The rate decrease, when compared to the first quarter of 1996, was primarily due to an increase in the level of benefit provided by the utilization of a foreign sales corporation and an increase in the research and development credit.

NET INCOME. As a result of the above performance, net income from continuing operations for the quarter ended March 31, 1997 was $2.4 million, or $0.31 per share, as compared to $2.1 million, or $0.26 per share, for the fourth quarter of 1996 and $3.4 million, or $0.42 per share, for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and marketable securities were $112.3 million as of March 28, 1997, almost $600,000 lower than the $112.9 million available at December 31, 1996. The operating cash flow for the quarter was positive, but net cash decreased due to payment of accrued expenses related to the sale of the UV curing business.

The Company's operating cash needs are primarily for working capital and to fund its capital expenditure program. The Company's capital requirements typically consist of manufacturing equipment, research and development equipment, office equipment, leasehold improvements, computers, furniture and fixtures. Capital expenditures were $514,000, $1.7 million and $2.3 million in the three-month periods ended March 28, 1997, December 31, 1996 and March 29, 1996, respectively. The decrease, in both the fourth quarter of 1996 and the first quarter of 1997, compared to the first quarter of 1996, was due to the build out of the Rockville manufacturing facility which was completed early in the first quarter of 1997. The Company expects to spend approximately $6 million for capital expenditures during 1997.

Management expects that existing working capital and cash flow from operations will be sufficient to meet its working capital and other operating expenditure requirements for the foreseeable future.

OUTLOOK

The semiconductor capital equipment market has recently been experiencing a slowdown in the rate of new orders, as well as some order cancellations and shipment delays from customers, due to market conditions. The Company is not immune to these conditions. Although shipments in the first quarter of 1997 were sequentially up from the fourth quarter of 1996, they were substantially lower than the first quarter of 1996. If sales were to remain substantially lower than in 1996 or to decrease sequentially, it could have a negative effect on future revenues and put pressure on operating margins. Management believes the business is well positioned with its new product lines and currently believes that general market conditions in the industry are improving.

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

VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the timing of product sales and the receipt of orders from major customers, production difficulties causing delayed shipments, the proportion of international sales, specific economic conditions in the semiconductor industry, the mix of products sold by the Company and competitive pricing pressures. Because a high percentage of the Company's expenses are relatively fixed in the near term, minor variations in the timing of shipments can cause significant variations in quarterly operating results. All orders are subject to cancellation or rescheduling by the customer with limited or no penalties, and the Company's ability to accurately forecast future revenues and income for any period is necessarily limited. Industry trends in the semiconductor markets can sometimes cause sudden and significant order cancellations or pushouts of orders. Any forward-looking information provided from time to time by the Company represents only management's then current estimate of future results or trends, and actual results may differ materially from those contained in the Company's estimates.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside North America accounted for 46% of the Company's total net revenues from continuing operations in the first quarter of 1997, 50% of the Company's total net revenues from continuing operations in fiscal 1996, 60% of the Company's total net revenues from continuing operations in fiscal 1995, and 54% of the Company's total net revenues from continuing operations in fiscal 1994, and may continue to represent a significant portion of the Company's revenues. Any decrease in sales outside North America may have a material adverse effect on the Company's operating results. The Company's international sales and operations are subject to customary risks of international operations including risks associated with fluctuations in interest and currency exchange rates, changes in foreign economic conditions, trade restrictions, longer payment cycles often associated with international sales, changes in tariffs and other taxes, difficulties in accounts receivable collections, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations, and potentially adverse tax consequences. The Company's international business and financial performance may be adversely affected by such factors.

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

A.       Exhibits

          Exhibit 11 - Statement Regarding Computation of Per Share Earnings

B.       Reports on Form 8-K

          None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                FUSION SYSTEMS CORPORATION




May 9, 1997                     By: /s/Joseph F. Greeves
                                    --------------------
                                    Joseph F. Greeves
                                    Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


     Number                                 Description                                   Page
---------------    -----------------------------------------------------            -----------------
       11          Statement Regarding Computation of Per Share Earnings                     17