Form 10-Q
period 1997-06-27
FUSION SYSTEMS CORP
filed 1997-08-07
CIK 920029

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1997

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



                   7600 Standish Place, Rockville, MD 20855
                   ----------------------------------------
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

                           YES    X        NO
                               -------        --------


As of August 6, 1997, 1 share of registrant's Common Stock, par value $.01 per share, was outstanding.

                  FUSION SYSTEMS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 27, 1997

                                     INDEX


                                                                                 PAGE NUMBER
                                                                                 -----------
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements                                                3

                  Consolidated Balance Sheets at June 27, 1997
                  and December 31, 1996                                               3

                  Consolidated Statements of Income for the
                  three-months and six-months ended June 27, 1997
                  and June 28, 1996                                                   4

                  Consolidated Statements of Cash Flows for the
                  six-months ended June 27, 1997 and
                         June 28, 1996                                                5

                  Notes to Consolidated Financial Statements                          6

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                       9


PART II - OTHER INFORMATION

         Items 1-3 - Not applicable                                                   -

         Item 4 - Submission of Matters to a Vote of Security Holders                 14

         Item 5 - Not applicable                                                      -

         Item 6 - Exhibits and Reports on Form 8-K                                    14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                  FUSION SYSTEMS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                                       June 27,            December 31,
                                                                                         1997                  1996
                                                                                   -----------------     ------------------
                                                                                     (unaudited)
                                     ASSETS

Current Assets:
         Cash and cash equivalents                                                         $ 37,745               $ 38,445
         Short-term marketable securities                                                    70,829                 74,467
         Accounts receivable, net of allowance for doubtful
            accounts                                                                         18,793                 14,487
         Inventories                                                                         16,985                 14,905
         Prepaid expenses and other current assets                                              824                    526
         Receivable from related party                                                          156                    241
                                                                                   -----------------     ------------------
                      Total current assets                                                  145,332                143,071

Fixed Assets, net of accumulated depreciation and amortization                               15,272                 15,243
Deferred Income Taxes                                                                         3,103                  3,026
Other Assets                                                                                    677                    374
                                                                                   -----------------     ------------------
                                  Total assets                                             $164,384               $161,714
                                                                                   =================     ==================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                                                   $ 3,816                $ 2,974
         Accrued expenses                                                                     6,937                  8,575
         Income taxes                                                                         1,272                  3,391
                                                                                   -----------------     ------------------
                      Total current liabilities                                              12,025                 14,940
                                                                                   -----------------     ------------------

Commitments and Contingencies

Stockholders' Equity:
         Preferred stock, $0.01 par value; 5,000,000 shares authorized,
           none issued and outstanding                                                            -                      -
         Common stock, $0.01 par value; 40,000,000 shares authorized,
           7,931,855  shares issued as of June 27, 1997 and December 31, 1996                    79                     79
         Additional paid-in capital                                                          41,607                 41,486
         Retained earnings                                                                  118,432                113,482
         Accumulated translation adjustment                                                     (55)                   (41)
         Treasury stock at cost: 438,920 and 469,000 shares, respectively                    (7,704)                (8,232)
                                                                                   -----------------     ------------------
                      Total stockholders' equity                                            152,359                146,774
                                                                                   -----------------     ------------------
                                  Total liabilities and stockholders' equity               $164,384               $161,714
                                                                                   =================     ==================




      The accompanying notes are an integral part of these consolidated balance sheets.

                  FUSION SYSYTEMS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)


                                                                 Three Months Ended                Six Months Ended
                                                          ------------------------------     ----------------------------
                                                            June 27,          June 28,         June 27,       June 28,
                                                              1997              1996             1997           1996
                                                          ------------    --------------     ------------    ------------
Net Revenues                                                  $21,660           $25,252          $41,089         $50,020
Cost of Sales                                                  10,393            10,714           19,810          21,795
                                                          ------------    --------------     ------------    ------------
       Gross Profit                                            11,267            14,538           21,279          28,225
                                                          ------------    --------------     ------------    ------------

Operating Expenses:
   Selling, general and administrative                          4,325             4,968            8,213          10,262
   Research, development and engineering                        4,474             4,262            8,297           7,740
                                                          ------------    --------------     ------------    ------------
       Total operating expenses                                 8,799             9,230           16,510          18,002
                                                          ------------    --------------     ------------    ------------

       Operating Income                                         2,468             5,308            4,769          10,223
                                                          ------------    --------------     ------------    ------------

Other Income (Expense):
   Interest income, net                                         1,490               324            2,982             838
   Foreign exchange (loss) gain, net                               54                59              (11)             99
   Other, net                                                      (2)              (10)              (5)             (4)
                                                          ------------    --------------     ------------    ------------
       Total other income, net                                  1,542               373            2,966             933
                                                          ------------    --------------     ------------    ------------

       Income from continuing operations
           before income taxes                                  4,010             5,681            7,735          11,156
Provision for Income Taxes
            on Continuing Operations                            1,444             2,130            2,785           4,183
                                                          ------------    --------------     ------------    ------------

        Income from continuing operations                       2,566             3,551            4,950           6,973


Discontinued Operations, net of tax of $979 and $1,817              -             1,631                -           3,026
                                                          ------------    --------------     ------------    ------------

        Net Income                                            $ 2,566           $ 5,182          $ 4,950         $ 9,999
                                                          ============    ==============     ============    ============

Primary Earnings Per Share:
       Continuing operations                                  $  0.33           $  0.44          $  0.64         $  0.86
       Discontinued operations                                      -              0.20             -               0.38
                                                          ------------    --------------     ------------    ------------
       Total                                                  $  0.33           $  0.64          $  0.64         $  1.24
                                                          ============    ==============     ============    ============

Fully Diluted Earnings Per Share:
       Continuing operations                                  $  0.32           $  0.44          $  0.63         $  0.86
       Discontinued operations                                      -              0.20             -               0.38
                                                          ------------    --------------     ------------    ------------
       Total                                                  $  0.32           $  0.64          $  0.63         $  1.24
                                                          ============    ==============     ============    ============


Weighted-Average Shares Outstanding:
Primary                                                         7,794             8,119            7,770           8,089
                                                          ============    ==============     ============    ============

Fully diluted                                                   7,931             8,119            7,915           8,089
                                                          ============    ==============     ============    ============

  The accompanying notes are an integral part of these consolidated statements.

                  FUSION SYSYTEMS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                                              Six Months Ended
                                                                                    --------------------------------------
                                                                                       June 27,              June 28,
                                                                                         1997                  1996
                                                                                    ----------------    ------------------
Cash Flows from Operating Activities:

       Net Income                                                                          $  4,950              $  9,999
       Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:

            Depreciation and amortization                                                     1,995                 1,521
            Loss on disposal of fixed assets                                                      8                    21
            Cash provided by (used in) changes in assets
              and liabilities:
                 Accounts receivable                                                         (4,306)               (7,152)
                 Receivable from related party, net                                              85                     1
                 Inventories                                                                 (2,080)               (5,899)
                 Prepaid expenses and other assets                                             (618)                 (395)
                 Deferred income taxes                                                          (77)                 (956)
                 Accounts payable                                                               842                (1,203)
                 Accrued expenses and other liabilities                                        (592)                1,957
                 Income taxes accrued                                                        (2,119)                 (851)
            Cash provided by changes in assets of
              discontinued operations                                                             -                (2,407)
                                                                                    ----------------    ------------------
Net Cash  (Used in) Operating Activities                                                     (1,912)               (5,364)
                                                                                    ----------------    ------------------

Cash Flows from Investing Activities:

       Purchases of fixed assets                                                             (2,015)               (6,232)
       Payment of expenses related to sale of discontinued operations                        (1,046)                    -
       Net sales of marketable securities                                                     3,638                 8,572
       Foreign currency translation adjustments                                                 (14)                 (322)
                                                                                    ----------------    ------------------
Net Cash  Provided by Investing Activities                                                      563                 2,018
                                                                                    ----------------    ------------------

Cash Flows from Financing Activities:

       Cash proceeds from exercise of stock options and stock sale, net                         521                   807
       Income tax benefit from exercise of stock options                                        128                     -
                                                                                    ----------------    ------------------
Net Cash Provided by Financing Activities                                                       649                   807
                                                                                    ----------------    ------------------

Net Decrease in Cash and Cash Equivalents                                                      (700)               (2,539)

Cash and Cash Equivalents, beginning of period                                               38,445                10,825
                                                                                    ----------------    ------------------
Cash and Cash Equivalents, end of period                                                   $ 37,745              $  8,286
                                                                                    ================    ==================

Supplemental Disclosure of Cash Flow Information-
       Cash paid during the period for:
                  Interest                                                                 $      -              $      2
                  Income taxes                                                             $  4,780              $  7,572
                                                                                    ================    ==================


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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six-month periods ended June 27, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

2.   ACQUISITION BY EATON CORPORATION:

On June 30, 1997, the Company and Eaton Corporation, an Ohio corporation ("Eaton"), entered into a definitive merger agreement under which Eaton agreed to acquire the Company. Under the terms of the agreement, on July 7, 1997, Eaton initiated a cash tender offer for all outstanding shares of the Company at $39 per share. The tender offer was subject to a majority of the outstanding shares of the Company, on a fully diluted basis, being tendered, and other customary conditions. Eaton agreed to acquire any remaining Company shares not acquired in the tender offer in a merger at the same $39 per share price.

In addition, the Company declared a dividend of one contingent payment right on each Company share outstanding on July 25, 1997. The contingent payment right entitles shareholders of the Company to receive on March 31, 1999 an additional cash payment if the Company's 1998 revenues exceed $122 million, with a maximum $5.00 per right payment made if the Company's 1998 revenues are $149 million or more.

On August 4, 1997, Eaton completed the tender offer and announced that, according to a preliminary count by the depositary for the offer, there were tendered and not withdrawn 7,173,785 shares, representing approximately 95.6 percent of the outstanding shares of the Company. On August 5, 1997 ETN Acquisition Corp., a wholly owned subsidiary of Eaton, merged into the Company, resulting in each share of the Company not acquired in the tender offer being canceled and converted into the right to receive $39 cash.

3.   SALE OF UV CURING BUSINESS:

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

4.  SHORT-TERM MARKETABLE SECURITIES:

At June 27, 1997, short-term marketable securities consisted of investment grade commercial paper, U.S. government agency discount notes and Treasury bills, and are considered by management to be held to maturity. These investments mature at various dates from October 1997 to June 1998.

5.  INVENTORIES:

Inventories are valued at the lower of cost (using the first-in, first-out method) or market. Inventories consist of the following (in thousands):

                                                                                      June 27,             December 31,
                                                                                        1997                   1996
                                                                               ---------------------    -------------------
                          Raw materials and purchased parts                                 $ 5,126                $ 4,372
                          Work in process and finished subassemblies                         10,906                  9,812
                          Finished goods                                                        953                    721
                                                                               ---------------------    -------------------
                                                      Total inventories                     $16,985                $14,905
                                                                               =====================    ===================


6.  EARNINGS PER SHARE:

Earnings per common and equivalent share are based on the weighted-average number of common equivalent shares outstanding during the periods. Common equivalent shares include the dilutive effect of all options outstanding. Primary earnings per share is calculated using the average closing price for the period. Fully diluted earnings per share is calculated using the closing price at the end of the period.

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

The Company anticipates that, upon implementing Statement 128, diluted earnings per share will not differ materially from amounts reported and that basic earnings per share from continuing operations would have been $0.34 and $0.46 for the quarters ended June 27, 1997 and June 28, 1996, respectively and $0.66 and $0.90 for the six-month periods ended June 27, 1997 and June 28, 1996, respectively.

7.  INFORMATION CONCERNING GEOGRAPHIC REGIONS:

Net Revenues by Geographic Region

The Company sells its products in several geographic regions. Net revenues relating to each region are as follows (in thousands):

                                                                       Six Months Ended
                                                            -----------------------------------------
                                                               June 27,                 June 28,
                                                                 1997                     1996
                                                            -----------------         ---------------
    North America                                                    $22,021                  29,244
    Europe                                                             8,975                  10,323
    Pacific Rim                                                        6,530                   7,633
    Japan                                                              2,447                   2,717
    Other                                                              1,116                     103
                                                            -----------------         ---------------
                                Total net revenues                   $41,089                 $50,020
                                                            =================         ===============

Operating Locations

The Company manufactures its products domestically. The foreign operations consist primarily of sales and service activities. A significant portion of the Company's revenues from its sales and service offices in Europe, South Korea and Japan represent equipment sales shipped directly from U.S. facilities. A summary of net revenues by operating location is as follows (in thousands):

                                                                         Six Months Ended
                                                            --------------------------------------
                                                                June 27,                June 28,
                                                                  1997                    1996
                                                            ------------------       -------------
    Domestic                                                          $31,647             $38,799
    Europe                                                              8,656              10,179
    South Korea                                                           691               1,042
    Japan                                                                  95                   -
                                                            ------------------       -------------
                                Total net revenues                    $41,089             $50,020
                                                            ==================       =============

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

NET REVENUES. Net revenues, consisting of revenues from system sales, spare parts and service revenues, decreased to $21.7 million in the quarter ended June 27, 1997 from $25.3 million in the quarter ended June 28, 1996, a decrease of 14%. For the first six months of 1997, net revenues decreased 18% to $41.1 million compared to $50.0 million for 1996. The decreases were primarily a result of the general industry slowdown which began in the third quarter of 1996.

GROSS PROFIT. The Company's gross profit as a percentage of net revenues decreased from 57.6% for the quarter ended June 28, 1996 to 52.0% for the quarter ended June 27, 1997. Gross profit as a percentage of net revenues for the six-month periods ended June 27, 1997 and June 28, 1996 were 51.8% and 56.4%, respectively. The decrease in gross profit for both the three and six month periods of 1997 was primarily due to a lower production volume which reduced the Company's ability to absorb its overhead costs.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by 13%, to $4.3 million, in the quarter ended June 27, 1997 from $5.0 million in the quarter ended June 28, 1996 and were 20.0% and 19.7% of net revenues in the two periods, respectively. For the six-month period ended June 27,1997, selling, general and administrative expenses decreased 20%, to $8.2 million from $10.3 million in the first six months of 1996 and were 20.0% and 20.5% of net revenues, respectively. The decreases were primarily due to lower product shipment levels, which resulted in lower commission cost, and to the implementation of significant cost control measures in response to the general indusry slowdown.

RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses increased 5%, to $4.5 million in the quarter ended June 27, 1997 from $4.3 million in the quarter ended June 28, 1996, and to 20.7% from 16.9% of net revenues, respectively. Research, development and engineering expenses increased 7%, to $8.3 million in the six-month period ended June 27, 1997 from $7.7 million in the six-month period ended June 28, 1996 and to 20.2% from 15.5% of net revenues, respectively. For both the quarter and the six-month period, the increases were primarily due to a substantial increase in the level of effort needed to develop advanced products, and to support and improve existing products.

OTHER INCOME, NET. Other income, net of expenses, was $1.5 million and $373,000 in the quarters ended June 27, 1997 and June 28, 1996, respectively, and $3.0 million and $933,000 in the six- month periods ended June 27, 1997 and June 28, 1996 respectively. The increase in interest income during 1997 was due to the additional interest earned on the net proceeds of the sale of the UV curing business.

PROVISION FOR INCOME TAXES. The Company's effective tax rate decreased to approximately 36.0% for the quarter and six-month periods ended June 27, 1997 from 37.5% for the quarter and six-month periods ended June 28, 1996. The rate decrease, when compared to 1996, was primarily due to an increase in the level of benefit provided by the utilization of a foreign sales corporation and an increase in the research and development credit.

NET INCOME. As a result of the foregoing, the Company reported a net income from continuing operations of $2.6 million in the quarter ended June 27, 1997, as compared to $3.6 million in the quarter ended June 28, 1996. Primary Earnings per share from continuing operations were $0.33 per share in the quarter ended June 27, 1997, as compared to $0.44 per share in the quarter ended June 28,1996. Net income from continuing operations was $5.0 million in the six-month period ended June 27, 1997, as compared to $7.0 million in the six-month period ended June 28, 1996. Primary Earnings per share from continuing operations was $0.64 per share in the six-month period ended June 27, 1997, as compared to $0.86 for the six-month period ended June 28, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and marketable securities were $108.6 million as of June 27, 1997, approximately $4.3 million lower than the $112.9 million available at December 31, 1996. The cash decrease was a result of a high volume of shipments at the end of the second quarter for which payment will not be received until later in the third quarter.

The Company's operating cash needs are primarily for working capital and to fund its capital expenditure program. The Company's capital requirements typically consist of manufacturing equipment, research and development equipment, office equipment, leasehold improvements, computers, furniture and fixtures. Capital expenditures were $2.0 million in the six-month period ended June 27, 1997 compared to $6.2 million during the same period in 1996. The decrease in 1997 when compared to 1996, was due to the build out of the Rockville manufacturing facility which was completed early in the first quarter of 1997. The Company expects to spend approximately $6 million for capital expenditures during 1997.

Management expects that existing working capital and cash flow from operations will be sufficient to meet its working capital and other operating expenditure requirements for the foreseeable future.

ACQUISITION BY EATON CORPORATION

On August 5, 1997, Eaton Corporation completed a merger with the Company. See paragraph 2. under Fusion Systems Corporation and Subsidiaries Notes to Consolidated Financial Statements in this Form 10-Q for discussion of the transaction.


OUTLOOK

The semiconductor capital equipment market has recently been experiencing a slowdown in the rate of new orders, as well as some order cancellations and shipment delays from customers, due to market conditions. The Company is not immune to these conditions. Although shipments in the second quarter of 1997 were sequentially up from the first quarter of 1997, they were substantially lower than the second quarter of 1996. If sales were to remain substantially lower than in 1996 or to decrease sequentially, it could have a negative effect on future revenues and put pressure on operating margins. Management believes the business is well positioned with its new product lines and currently believes that general market conditions in the industry are improving.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Sales outside North America accounted for 46% of the Company's total net revenues from continuing operations in the first six months of 1997, 50% of the Company's total net revenues from continuing operations in fiscal 1996, 60% of the Company's total net revenues from continuing operations in fiscal 1995, and 54% of the Company's total net revenues from continuing operations in fiscal 1994, and may continue to represent a significant portion of the Company's revenues. Any decrease in sales outside North America may have a material adverse effect on the Company's operating results. The Company's international sales and operations are subject to customary risks of international operations including risks associated with fluctuations in interest and currency exchange rates, changes in foreign economic conditions, trade restrictions, longer payment cycles often associated with international sales, changes in tariffs and other taxes, difficulties in accounts receivable collections, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations, and potentially adverse tax consequences. The Company's international business and financial performance may be adversely affected by such factors.

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

ITEMS 1 - 3      NOT APPLICABLE

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on June 19, 1997. Two proposals were submitted to stockholders as described in the Company's proxy statement dated May 15, 1997. The following is a brief description of the matters voted upon, the number of votes cast for and against each proposal, and the number of abstentions.

1. To fix the number of Directors of the Company at five and to elect two Class I Directors to serve for three-year terms or until their successors are elected and qualified.

                 Nominee:  Leslie S. Levine - Class I Director
                          Votes for the Nominee:                     5,944,928
                          Votes Withheld from the Nominee:             212,110
                 Nominee:  Daniel Tessler - Class I Director
                          Votes for the Nominee:                     5,945,459
                          Votes Withheld from the Nominee:             211,579

2. To ratify the selection of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1997.

                          Votes for:                                 6,131,188
                          Votes against:                                12,459
                          Abstain:                                      13,391

ITEM  5.         NOT APPLICABLE

ITEM  6.         EXHIBITS AND REPORTS ON FORM 8-K

A.     Exhibits

        Exhibit 11 - Statement Regarding Computation of Per Share Earnings

B.     Reports on Form 8-K

        1. On July 1, 1997, the Company filed a Current Report on Form 8-K, reporting that the Company had issued a press release regarding an agreement of merger with Eaton Corporation.

        2. On July 8, 1997, the Company filed a Current Report on Form 8-K regarding its Contingent Rights Agreement and an amendment to its Rights Plan.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FUSION SYSTEMS CORPORATION


August 6, 1997                   By: /s/Adrian T. Dillon
                                     -------------------
                                     Adrian T. Dillon
                                     Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


    Number                                    Description                                     Page
----------------    ---------------------------------------------------------------   --------------------
        10           Material Contracts
                     The Agreement and Plan of Merger, together with the Exhibits thereto, dated June 30, 1997 included as Exhibit I to the
                     Company's Schedule 14d-9 Statement filed on July 7, 1997 is incorporated herein by reference to such Schedule 14d-9.


      11             Statement Regarding Computation of Per Share Earnings                       17