Form 10-Q
period 1997-09-26
FUSION SYSTEMS CORP
filed 1997-11-18
CIK 920029

                         United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended September 26, 1997
                     ------------------


Commission file number 0-23628
                       -------


                 Fusion Systems Corporation
-------------------------------------------------------------
 (Exact name of registrant as specified in its charter)


          Delaware                       52-0915080
-------------------------------------------------------------
 (State of incorporation)            (I.R.S. Employer
                                    Identification No.)


      7600 Standish Place, Rockville, MD        20855
-------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)


                     (301) 251-0300
-------------------------------------------------------------
  (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days. Yes X
                          ---

There were 7,503,000 Common Shares outstanding as of September 26, 1997 which were held by Eaton Corporation.

                  Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)

Condensed Consolidated Balance Sheets

                                           September 26,  December 31,
(Thousands)                                    1997          1996
                                              ------        ------
ASSETS
Current assets
  Cash and cash equivalents                  $      0      $ 38,445
  Short-term marketable securities             21,901        74,467
  Accounts receivable                          19,339        14,487
  Notes receivable from Eaton Corporation      72,049             0
  Inventories                                  16,149        14,573
  Other current assets                          1,195           767
                                             --------      --------
                                              130,633       142,739
Property, plant and equipment                  13,912        12,813
Excess of cost over net assets of
  business acquired                            75,977             0
Deferred income taxes and other assets          6,998         6,162
                                             --------      --------
                                             $227,520      $161,714
                                             ========      ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Accounts payable and other current
    liabilities                              $  7,960      $ 14,940
  Due to Eaton Corporation                      2,543             0
                                             --------      --------
                                               10,503        14,940
Shareholder's equity                          217,017       146,774
                                             --------      --------
                                             $227,520      $161,714
                                             ========      ========

See accompanying notes.

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)

Statements of Consolidated Operations

                                            Three Months Ended          Nine Months Ended
                                         ------------------------     ------------------------
                                           Sept. 26,    Sept. 27,       Sept. 26,    Sept. 27,
(Thousands)                                  1997         1996            1997         1996
                                             ----         ----            ----         ----

Net sales                                $    23,670   $  16,184      $   64,759    $ 66,204

Costs and expenses
  Cost of products sold                       13,384       9,129          33,194      30,924
  Selling, general &
    administrative                             8,423       4,088          16,636      14,350
  Research, development &
    engineering                                5,674       4,091          13,971      11,831
  Liquidation of stock options                13,748                      13,748
  Purchased in-process research &
     development                              85,000                      85,000
                                          ----------    --------       ---------     --------
                                             126,229      17,308         162,549      57,105
                                          ----------    --------       ---------     --------
(Loss) income from operations               (102,559)     (1,124)        (97,790)      9,099

Other income (expense)
  Interest income, net                         1,088         784           4,070       1,621
  Other--net                                      57        (133)             41         (37)
                                           ----------    --------       ---------     --------
                                               1,145         651           4,111       1,584
                                          ----------     --------       ---------     --------
(Loss) income from continuing
  operations before income taxes            (101,414)       (473)        (93,679)     10,683
Income taxes (benefit)                        (4,383)       (177)         (1,598)      4,006
                                          ----------     --------       ---------     --------
(Loss) income from continuing
  operations                                 (97,031)       (296)        (92,081)      6,677
Discontinued operations
  Operations, net of income taxes                            610                       3,636
  Gain on disposal, net of
    income taxes                                          53,572                      53,572
                                          ----------    --------       ---------     --------
Net (loss) income                        $   (97,031)  $  53,886      $  (92,081)   $ 63,885
                                          ==========    ========       =========     ========

See accompanying notes.

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)

Condensed Statements of Consolidated Cash Flows
                                                           Nine Months Ended
                                                       --------------------------
                                                         Sept. 26  Sept. 27,
(Thousands)                                               1997        1996
                                                          ----        ----

Net cash (used) provided by operating activities
  Net (loss) income                                    $(92,081)   $ 63,885
  Adjustments to reconcile to net cash
    provided by operating activities
      Depreciation and amortization                       4,308       2,343
      Gain on disposal of discontinued operations                   (53,572)
      Write-off of purchased in-process research
         and development                                 85,000
      Changes in operating assets and liabilities       (83,148)     (9,237)
      Other--net                                            149         314
                                                       --------    --------
                                                        (85,772)      3,733

Net cash provided by investing activities
  Expenditures for property, plant and equipment         (3,666)     (8,746)
  Proceeds from sale of discontinued operations--net                117,665
  Payments related to sale of discontinued operations    (1,047)
  Sales (purchases) of short-term investments--net       52,566     (27,456)
  Other--net                                             (1,077)       (629)
                                                       --------    --------
                                                         46,776      80,834

Net cash provided by financing activities
  Proceeds from exercise of stock options and
     stock sale--net                                        551         485
                                                       --------    --------
                                                            551         485
                                                       --------    --------
(Decrease) increase in cash and cash equivalents        (38,445)     85,052
Cash and cash equivalents at beginning of year           38,445      10,825
                                                       --------    --------
Cash and cash equivalents at end of period             $      0    $ 95,877
                                                       ========    ========

See accompanying notes.

The following notes are included in accordance with the requirements of Regulation S-X and Form 10-Q:

Acquisition by Eaton Corporation
---------------------------------
On June 30, 1997, Fusion Systems Corporation (Fusion or the Company) and Eaton Corporation (Eaton), an Ohio corporation, entered into a definitive merger agreement under which Eaton agreed to acquire the Company. Under the terms of the agreement, on July 7, 1997, Eaton initiated a cash tender offer for all outstanding shares of the Company at $39 per share. The tender offer was subject to a majority of the outstanding shares of the Company, on a fully diluted basis, being tendered, and other customary conditions. Eaton agreed to acquire any remaining Company shares not acquired in the tender offer at the same $39 per share price.

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

On August 4, 1997, Eaton's wholly-owned subsidiary, ETN Acquisition Corporation, completed the tender offer for all of the outstanding shares of common stock, and the associated preferred share purchase rights, of the Company. According to a preliminary count by the depositary for the offer, there were tendered and not withdrawn 7,173,785 shares, representing approximately 95.6 percent of the outstanding shares of the Company. ETN Acquisition Corporation accepted for payment all such shares validly tendered according to the terms of the tender offer. On August 5, 1997, ETN Acquisition Corp. merged into the Company, resulting in each share of the Company not acquired in the tender offer being canceled and converted into the right to receive $39 cash.

The acquisition was accounted for by the purchase method of accounting. The excess cost of Eaton's investment in Fusion over the net assets of Fusion acquired by Eaton was $76 million and has been included in the condensed financial statements of Fusion in the third quarter of 1997.

The purchase price allocation included $85 million for purchased in-process research and development which was determined through an independent valuation. This amount was expensed at the date of acquisition because technological feasibility had not been established and no alternative commercial use had been identified. Therefore, the third quarter includes the write-off of $85 million for purchased in-process research and development, with no income tax benefit.

A special charge of $13.7 million ($8.9 million, net of income tax benefit) for the liquidation of Fusion's outstanding stock options and other charges related to the purchase of the Company by Eaton were recorded in operations in the third quarter of 1997.

Preparation of Financial Statements
-----------------------------------
The condensed consolidated financial statements of Fusion are unaudited. However, in the opinion of management, all adjustments have been made which are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1996 Annual Report on Form 10-K. Information relating to earnings per share is not presented because the registrant is a wholly-owned subsidiary of Eaton.

Financial Presentation Changes
------------------------------
Certain amounts for prior years have been reclassified to conform to the current year presentation.

Future Accounting Pronouncements
--------------------------------
In June 1997, SFAS No. 130, 'Reporting Comprehensive Income', was issued. SFAS No. 130 establishes new standards for reporting comprehensive income and its components. The Company must adopt SFAS No. 130 in the first quarter of 1998. The Company expects that comprehensive income will not differ materially from net income, except for foreign currency translation adjustments included in comprehensive income, the effect of which could be material depending on future changes in foreign exchange rates.

Sale of UV Curing Business
--------------------------
On September 6, 1996, the Company sold its ultraviolet curing business for $121 million in cash, plus the assumption of certain liabilities, to the Fairey Group, plc, a United Kingdom based company. The assets sold included all of the assets relating to the UV curing business of Fusion
UV Curing Systems Corporation and Fusion Europe Limited and all of the capital stock of three of the Company's subsidiaries -- Fusion Aetek
UV Systems, Inc., Fusion Japan KK, and Fusion Vus GmbH. The Company has reported these operations as discontinued in the financial statements.

Cash
----
After the purchase by Eaton, Fusion began participating in Eaton's centralized cash management system. Under this system, cash receipts are transferred to Eaton and cash disbursements are funded by Eaton. Accordingly, the cash balances presented in the accompanying consolidated balance sheet does not represent cash balances required or generated by operations.

Notes Receivable
----------------
The notes receivable from Eaton Corporation bear interest at an annual rate of 5.625% and are due on September 30, 1997 and October 31, 1997. Subsequent to the third quarter 1997, the maturity dates on the notes receivable were extended to December 1, 1997 and January 30, 1998, respectively. Interest income on the notes was $271,000 in the third quarter of 1997.

Inventories
-----------
                                  September 26,  December 31,
(Thousands)                           1997          1996
                                      -----         -----
Raw materials and purchased parts    $ 5,896       $ 4,372
Work-in-process and
  finished goods                      10,253        10,201
                                     -------       -------
Total inventories                    $16,149       $14,573
                                     =======       =======

Excess Cost of Eaton's Investment in Fusion Over Net Assets Acquired
--------------------------------------------------------------------
The excess cost of Eaton's investment in Fusion over the net assets of Fusion acquired of $76 million, which includes developed technology, is being amortized over an average life of ten years. Amortization expense was $1.7 million in the third quarter of 1997.

Interest Expense
----------------
The consolidated statements of operations since Eaton's acquisition of Fusion do not include an allocation of Eaton's interest expense related to its debt obligations as none of Eaton's debt obligations specifically relate to Fusion.

Income Taxes
------------
Since Eaton's acquisition of Fusion, Fusion's taxable income related to its United States operations is included in Eaton's consolidated income tax returns. Eaton accounts and pays for all related income taxes. Fusion's consolidated statements of operations include an allocation of Eaton's United States income tax expense in amounts generally equivalent to the provisions which would have resulted had Fusion filed separate income tax returns. The Company's foreign operations account and pay for income taxes related to their operations.

Information Concerning Geographic Regions
-----------------------------------------
Net Revenues by Geographic Region

The Company sells its products in several geographic regions. Net sales by the location of the Company's customers for the first nine months of 1997 and 1996 are as follows(in thousands):

                                       1997          1996
                                      -----         -----
North America                        $37,706       $35,066
Europe                                12,825        17,396
Pacific Rim                           14,228        13,742
                                     -------       -------
Total sales                          $64,759       $66,204
                                     =======       =======

Operating Locations

The Company manufactures its products in the United States. The Company's foreign operations consist primarily of sales and service activities. A significant portion of the Company's sales from its sales and service offices in Europe, South Korea and Japan represent equipment sales shipped directly from U.S. facilities. A summary of net sales by operating location for the first nine months of 1997 and 1996 is as follows(in thousands):
                                       1997          1996
                                      -----         -----
North America                        $49,553       $46,633
Europe                                12,685        17,358
Pacific Rim                            2,521         2,213
                                     -------       -------
Total sales                          $64,759       $66,204
                                     =======       =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Acquisition by Eaton Corporation
--------------------------------
On June 30, 1997, the Company and Eaton, entered into a definitive merger agreement under which Eaton agreed to acquire the Company.
See notes to condensed consolidated financial statements in this Form 10-Q for discussion of the transaction.

Results of Operations
---------------------
Net sales, consisting of revenues from system sales, spare parts and service revenues, increased to $24 million in the third quarter of 1997 from $16 million in the third quarter of 1996, an increase of 46%. For the first nine months of 1997, net sales decreased 2% to $65 million compared to $66 million for 1996. The increase in the third quarter reflects higher demand in North America where prior year third quarter sales were adversely affected by the industry slowdown. The decrease in the nine month period was primarily a result of the general industry slowdown which began in the third quarter of 1996.

The Company's gross profit as a percentage of net sales for the third quarter of 1997 and 1996 remained constant at 44%. Gross profit as a percentage of net sales for the first nine months of 1997 was 49% and 53% for the first nine months of 1996. The gross profit percentage remained constant in the third quarter of 1997 as sales increased but was offset by two months of amortization of the excess cost of Eaton's investment in Fusion over the net assets of Fusion acquired recorded in the third quarter. The decrease in gross profit for the nine month period was due to the two months of amortization and lower production volume which reduced the Company's ability to absorb its overhead costs, and increased customer costs.

Selling, general and administrative expenses increased to $8 million, in the third quarter of 1997 from $4 million in the third quarter of 1996. For the first nine months of 1997, selling, general and administrative expenses increased to $17 million from $14 million in the first nine months of 1996. The increase in the third quarter and the first nine months of 1997 was primarily due to miscellaneous charges of $4 million incurred as part of the acquisition of the Company by Eaton. The increase in the third quarter of 1997 is also attributed to higher product shipment levels, which resulted in higher commission costs, and higher costs associated with the commencement of direct sales and service support in Taiwan. The increase for the nine month period was slightly offset by lower product shipment levels, which resulted in lower commission costs, and to the implementation of significant cost control measures in response to the general industry slowdown.

Research, development and engineering expenses increased to $6 million in the third quarter of 1997 from $4 million in the third quarter of 1996. Research, development and engineering expenses increased to $14 million in the first nine months of 1997 from $12 million in the first nine months of 1996. For both the third quarter and the first nine months of 1997, the increases were primarily due to a substantial increase in the level of effort needed to develop advanced products, and to support and improve existing products.

The Company took a one-time charge of $85 million, with no income tax benefit, against third quarter 1997 earnings to write-off the purchased in-process research and development associated with the acquisition of the Company by Eaton. The Company also liquidated certain outstanding stock options resulting in a charge of $14 million in the third quarter 1997.

Other income, net of expenses, was $4.1 million and $1.6 million in the first nine months of 1997 and 1996, respectively. The increase in interest income during 1997 was due to the additional interest earned on the net proceeds of the sale of the UV curing business in 1996.

The Company's effective tax rate was 4% and 2%, respectively, for the third quarter and first nine months of 1997 compared to 37% for the third quarter and first nine months of 1996. The change in the rate, when compared to 1996, was primarily due to the $85 million non-deductible write-off of purchased in-process research and development.

Changes in Financial Condition
------------------------------
The Company's operating cash needs are primarily for working capital and to fund its capital expenditure program. The Company's capital requirements typically consist of manufacturing equipment, research and development equipment, office equipment, and leasehold improvements. As a result of the acquisition of the Company by Eaton, the Company now relies on Eaton to finance its cash requirements.

                       PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

1. On July 1, 1997, the Company filed a Current Report on Form 8-K reporting that the Company had issued a press release regarding an agreement of merger with Eaton
Corporation.

2.	  On July 8, 1997, the Company filed a Current Report
on Form 8-K regarding its Contingent Rights Agreement and an amendment to its Right Plan.

                                 Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Fusion Systems Corporation
                             ----------------------------
                             Registrant

Date:  November 14, 1997     /s/ Billie K. Rawot
                             ----------------------------
                             Billie K. Rawot
                             Vice President and Controller
                             Eaton Corporation

                       FUSION SYSTEMS CORPORATION

                             EXHIBIT INDEX

Regulation S-K,
Item 601 - Exhibit
Reference Number                   Exhibit
------------------                 -------

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

        27                        Financial Data Schedule