Form 10-K
period 1997-12-31
FUSION SYSTEMS CORP
filed 1998-03-31
CIK 920029

United States
            Securities and Exchange Commission
                  Washington, D.C.  20549

                         Form 10-K

     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1997

Commission file number 0-23628

                     Fusion Systems Corporation
      ------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Delaware                  52-0915080
-------------------------   ------------------------------------
 (State of incorporation)   (I.R.S. Employer Identification No.)

  7600 Standish Place, Rockville, Maryland           20855
 -----------------------------------------        ----------
 (Address of principal executive offices)         (Zip code)

                          (301) 251-0300
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

	                 Title of each class
               -------------------------
  	             Contingent Payment Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for
the past ninety days.   Yes  X
                            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

The registrant meets the conditions set forth in General
Instruction I(1)(a) and (b) for Form 10-K and is therefore filing this form with the reduced disclosure format.

As of January 31, 1998, there were 10 Common Shares outstanding which were held by Eaton Corporation.

                          Part I

Item 1.  Business

Acquisition by Eaton Corporation

On June 30, 1997, Fusion Systems Corporation (the "Company" or "Fusion") and Eaton Corporation ("Eaton"), an Ohio corporation, entered into a definitive merger agreement under which Eaton agreed to acquire the Company. Under the terms of the agreement, on July 7, 1997, Eaton initiated a cash tender offer for all outstanding shares of the Company at $39 per share. The tender offer was subject to a majority of the outstanding shares of the Company, on a fully diluted basis, being tendered, and other customary conditions. Eaton agreed to acquire any remaining Company shares not acquired in the tender offer in a merger at the same $39 per share price.

On July 25, 1997, the Company declared a dividend of one
Contingent Payment Right on each share outstanding. Each
Contingent Payment Right entitles holders to receive on March 31, 1999 an additional cash payment if the Company's 1998 revenues exceed $122 million, with a maximum $5.00 per Right if the Company's 1998 revenues are $149 million or more.

On August 4, 1997, Eaton's wholly-owned subsidiary, ETN Acquisition Corporation, completed the tender offer for all of the outstanding shares and the associated preferred share purchase rights of the Company (the Contingent Payment Rights were not acquired by Eaton and remain outstanding). According to a count by the depositary for the offer, there were tendered and not withdrawn 7,173,785 shares, representing approximately
95.6 percent of the outstanding shares of the Company. ETN Acquisition Corporation accepted for payment all such shares validly tendered according to the terms of the tender offer.
On August 5, 1997, ETN Acquisition Corp. merged into the Company, resulting in each share of the Company not acquired in the tender offer being canceled and converted into the right to receive $39 cash.

Background

Fusion is a leading worldwide supplier of single-wafer ashers and photostabilizers used in the fabrication of advanced semi-conductor devices. The Company was founded in 1971 to develop microwave-powered electrodeless ultraviolet ("UV") lamps originally used to cure coatings, adhesives and inks on a variety of end-use products. The Company began commercial shipments in 1975 and introduced its first product for the semiconductor industry in 1983. On September 6, 1996, Fusion sold its UV curing business to Fairey Group, plc of Egham, United Kingdom.

The Company has made major investments in its business to expand its product lines and increase its worldwide sales and service capabilities. The Company has continued to add to its semi-conductor equipment product families through internal development and technology sourcing. The Company has also made significant investments to strengthen its direct sales and service operations in Europe and South Korea and expand its presence in Japan and Taiwan.

Fusion has over 200 customers worldwide. The Company derives most of its revenues from the sale of free-standing semiconductor fabrication systems. In addition, it obtains revenues from royalties and the sale of consumables and services. In 1997, system sales represented 77% of net sales.

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

For many process levels, downstream plasma ashing is regarded as preferable to ozone ashing because of its adaptability in a variety of processes, including residue removal, and because of its similarity to widely-used plasma-based etching processes. Fusion's second ashing product is an advanced downstream micro-wave plasma asher. Physical separation of the region in which microwave energy creates a plasma from the region near the wafer provides shielding of the wafer from charged particles in the plasma that can cause damage. In December 1992, Fusion entered into an agreement with Texas Instruments (the "TI Agreement"), whereby Fusion licensed the rights to the design, drawings and applications data for a microwave downstream plasma asher which Texas Instruments ("TI") had developed and used extensively in its own 150mm MOS device production lines. The TI Agreement grants to the Company a worldwide, non-exclusive right to use certain plasma asher technology and to develop, manufacture and sell products based on such technology.

Fusion enhanced the TI design, implemented it on the Fusion
200(TM) platform, and improved the microwave plasma generation and heating subsystems. Initial shipments of this product were made during the fourth quarter of 1993.

In 1996, Fusion introduced a new tool called Enhanced Strip (ES), an advanced version of Fusion's Plasma Asher, designed with residue removal capability. The ES process uses fluorine-based gas chemistries to provide dry in situ removal of residues created after processes such as etch and ion implant, effectively eliminating the need for wet process steps which normally follow ashing. A distinct competitive advantage of the ES tool is its capability to ash and to remove residues in the same chamber. This enables the Fusion ES system to use high productivity parallel processing in Gemini(TM) systems, whereas competitors' systems must use slower, sequential processing. The development of the ES process meets market needs resulting from industry's desire to eliminate wet process steps. These typically use hazardous and difficult-to-handle substances and are reaching their physical limitations as advanced semiconductor device geometries continue to shrink.

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

Fusion's Photostabilizers process 200mm wafers automatically from cassettes using advanced robotics and software compatible with full factory automation. The Company believes such features reduce operating expenses for the user by improving wafer handl-ing and control system reliability.

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

In Japan, Tokyo Electron Limited (TEL) has been Fusion's distributor since 1983. TEL's strong service and customer relations management capabilities have led to TEL becoming the second largest supplier of semiconductor capital equipment in the world. Fusion plans to continue to strengthen ties with TEL and has begun to add direct personnel in Japan to support Japanese customers. In 1995, the Company established a subsidiary in South Korea which provides sales and services to its South Korean customers. The subsidiary, Fusion Pacific, Ltd., also serves as a base for direct sales and service support to the Pacific Region. Fusion plans to continue to add direct technical support to the region and may undertake local custom engineering to meet the requirements of regional customers.

Customers

Fusion has historically maintained close relationships with key worldwide accounts, including such industry leaders as Atmel, Hyundai, IBM, Micron Technology, Samsung, Tokyo Electron Limited and Texas Instruments. The semiconductor capital equipment industry is typically characterized by small unit sales but high value sales to a well-defined customer base. The cancellation or delay of orders from any one of the Company's key accounts due to business conditions or industry-wide slowdowns, pricing pressures and the impact of competitive products could materially adversely affect the Company's financial performance, business in general and contribute to marked fluctuations in quarterly operating results. See "Forward Looking Statements" on pages 10 through 13 of this report.

In 1997, 42% of Fusion's net sales were to customers outside of North America; of that, 44% were in Europe and 56% in the Pacific
Region. See financial review on page 33 of this report.

Research, Development and Engineering

The market for semiconductor manufacturing equipment is generally characterized by rapid technological development and product innovation. However, the Company's Photostabilizer, originally introduced fifteen years ago, has demonstrated that a carefully designed niche product with continuing response to market needs can exhibit significant growth rates long after its introduction. Accordingly, much of the engineering and research and development effort is being devoted to supporting and expanding the Company's core photostabilizer and asher product lines into evolutionary products for new and existing fabrication facilities.

The Company believes that continued and timely development of new processes and products and enhancements to existing processes and products are necessary to maintain its competitive position and to continue its expansion into additional niche markets. Accordingly, the Company intends to continue to devote signifi-cant resources to research and development programs and to maintain close relationships with customers to remain responsive to their process and product needs.

Fusion's total research and development and product engineering expenses (in millions) were $19, $16 and $8 in 1997, 1996 and 1995, respectively.

Competition

Fusion has competed in the past primarily with firms that are significantly smaller than those which typically supply the high-priced semiconductor fabrication equipment for major process steps, such as etch and deposition equipment.

The asher market is segmented by region and technology. Fusion competes against United States-based suppliers of single-wafer plasma ashers; GaSonics International Corporation, Mattson Technology, Inc. and Matrix Semiconductor Systems, Inc. In the Pacific Region market, Fusion also competes against Japan-based suppliers Plasma Systems Corporation, Canon, Inc. and M.C. Electronics Co., Ltd. The Pacific Region market is marked by a higher concentration of batch systems, although single-wafer systems are rapidly increasing market share. Large suppliers of semiconductor equipment, such as Lam Research Corporation and Applied Materials Incorporated, have added process modules to their equipment which perform a similar function to that per-formed by the Company's asher products. These companies have significantly greater service, support and technical resources than the Company. The Company will continue to face competition from single-wafer dry ashers made by competing manufacturers as well as by barrel ashers and wet chemistry suppliers. Competitive factors could lead to the loss of business for the Company, materially affecting financial performance and business in general and could contribute to marked fluctuations in quarterly operating results.

In photostabilization, the Company primarily competes against thermal bake ovens and hot plates in all markets, and faces addi-tional competition from a Japanese manufacturer of photo-stabilizers, Ushio Electric Ltd. ("Ushio"), in Japan and the Pacific Region. In those markets, the Company believes that it will increasingly benefit from patents issued to the Company, primarily covering Fusion's UV/Bake(TM) process. In 1996, Fusion announced that it had reached a technology accord with Ushio regarding a long-standing dispute between the Company and Ushio. By this agreement, the customers of Fusion and Ushio will have the right to royalty-free use of patents of both companies in the field of UV hardening of photoresists for the production of semi-conductor devices.

Manufacturing and Suppliers

The Company's manufacturing operations are located at its Rockville, Maryland headquarters and consist primarily of component procurement, final assembly, testing and quality control. Most of the components used in Fusion's products are fabricated by outside suppliers to the Company's engineering specifications.

One component used in two of the Company's three product groups has been continuously obtained by the Company for over twenty years from a single source. The supplier is a leading, worldwide electronics manufacturer which historically has provided timely delivery without any significant delay or interruptions. In the unanticipated event of a phase-out of the manufacture of this component the supplier has previously confirmed that it will provide Fusion with enough supply to meet the Company's require-ments for five years from the date of any notification of dis-continuance. The Company believes it would have sufficient time following such a notice to alter its designs to accept substitute components, or to engage an alternative supplier to build the component to specification. The Company currently maintains inventories of this component as a safeguard against the possibility of short-term supply interruptions. If the Company were to experience a prolonged inability to obtain such component, it would have a material adverse effect on the Company's results of operations. See "Forward Looking Statements" on pages 10 through 13 of this report.

Backlog

Fusion's backlog at December 31, 1997, 1996 and 1995 (in millions) was $18, $39 and $41, respectively. Backlog consists of orders for which a written customer purchase order has been received or a customer purchase order number has been commun-icated to the Company. All orders are subject to cancellation or rescheduling by the customer with limited or no penalties. The Company's backlog at any particular date may not necessarily be indicative of actual sales for any succeeding period.

Employees

At December 31, 1997, the Company had approximately 470 full-time employees. The success of the Company's future operations depends in large part on the Company's ability to recruit and retain engineers, technicians and other professionals who are in considerable demand. There can be no assurance that the Company will be successful in retaining or recruiting key personnel.
None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its employee relations to be good.

Item 2.  Properties

The Company's headquarters, principal manufacturing and research and development facilities are located in in Rockville, Maryland.
The Company leases these facilities under four separate leases.

The Company also leases warehouse space located in Rockville, Maryland under a lease that expires September 30, 1999. In addition, the Company leases space for sales offices in Austin, Texas; Boise, Idaho; and Carrollton, Texas. The terms of these leases expire in 1999.

The Company leases space for its international operations in Alton, England; Milan, Italy; Tokyo, Japan; and Seoul, South
Korea with terms expiring between 1998 and 2002.

Item 3.  Legal Proceedings

None required to be reported.

                          Part II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

The Company's common shares were previously traded on the Nasdaq
National Market tier of The Nasdaq Stock Market prior to the acquisition of Fusion by Eaton on August 4, 1997. Eaton currently holds all the outstanding common shares of Fusion, for which there is no active trading market.

The high and low market prices for the Contingent Payment Rights were $1 3/8 and $11/16 in 1997 and are traded on the Nasdaq Stock
Market. At March 30, 1998, the market price of the Rights was $3/16 per Right.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

Fusion is a leading worldwide supplier of single-wafer ashers and photostabilizers used in the fabrication of advanced semi-conductor devices. The Company was founded in 1971 and introduced its first product for the semiconductor industry in 1983.

On June 30, 1997, the Company and Eaton entered into a definitive merger agreement under which Eaton agreed to acquire the Company.

On August 4, 1997, Eaton's wholly-owned subsidiary, ETN
Acquisition Corporation, completed a tender offer for all of the outstanding shares and the associated preferred share purchase rights of the Company.

Until September 6, 1996, the Company also conducted an ultra-violet or "UV" curing business. The Company's capital equipment sold by this business unit used a process utilizing UV light to instantly "cure" or dry inks, coatings or adhesives in a wide range of industries including the automotive, telecommunications, medical device, electronics and other industries. The assets comprising the Company's UV curing business were sold on September 6, 1996, to Fairey Group, plc ("Fairey") which paid an aggregate of $121 million in cash and assumed certain liabilities related to the UV curing business, including $7.3 million in accrued obligations. As a result of the sale, the Company is focused exclusively on supplying equipment to major manufacturers of semiconductor devices. The Company's financial statements have been restated to give effect to the sale of the UV curing busi-ness, showing it as a discontinued operation. The Company now operates a single business segment following the disposition of the UV curing business.

The semiconductor capital equipment industry is dependent on the performance and capacity of the semiconductor device ("chip") industry which historically has been a cyclical industry which could materially affect the results of operations. See "Forward Looking Statements" on pages 10 through 13 of this report.

Results of Operations

The Company's net sales are derived from system sales, spare parts, service and royalty revenues. Net sales remained constant at approximately $84.5 million in 1997 and 1996. Although second half 1997 volumes were up as compared to the same period last year as the semiconductor industry began to rebound, total sales for the year remained steady. Beginning in the third quarter of 1996 and continuing through the first half of 1997, the Company had experienced a significant reduction in the rate of new orders and a rescheduling of a number of existing orders primarily resulting from the semiconductor business slowdown.

International sales accounted for 42% and 50% of the Company's net sales for 1997 and 1996, respectively. The Company has established and gained a significant share of the market for its products in Europe and South Korea and has been expanding its presence in Japan and the rest of the Pacific Region.

The Company's gross profit as a percentage of net sales was 47% and 52% in 1997 and 1996, respectively. The decrease in gross profit for 1997 was primarily due to $4.0 million of amortization expense related to excess cost over net assets of business acquired and related intangible assets, resulting from Eaton's acquisition of Fusion.

Selling, general and administrative expenses primarily consist of salaries, sales commissions, marketing and related expenses, and expenses associated with the general management of the business. Selling, general and administrative expenses increased to $21 million in 1997 from $18 million in 1996. The increase in 1997 was primarily due to incremental, one-time charges of $3.6 million incurred as part of the acquisition of the Company by Eaton. This increase was slightly offset by lower product shipment levels, which resulted in lower commission costs, and by the implementation of significant cost control measures in response to the general industry slowdown.

Research, development and engineering expenses consist primarily of salaries, prototype material, consultant fees and other related costs to develop new products and processes and to support existing product lines. Engineering, research and develop-ment expenses increased to $19 million in 1997 from $16 million in 1996. The increase in 1997 was primarily due to a substantial increase in the level of effort needed to develop advanced products, and to support and improve existing products.

The Company took a one-time charge of $85 million with no income tax benefit against 1997 earnings to write-off the purchased in-process research and development associated with the acquisition of the Company by Eaton. A special charge of $13.7 million ($8.9 million, net of income tax benefit) for the liquidation of Fusion's vested stock options was also recorded in operations during 1997 in connection with the acquisition by Eaton.

Other income, net of expenses, was $5 million and $3 million in 1997 and 1996, respectively. Other income consists primarily of interest income and foreign exchange gains and losses. The increase in 1997 is primarily due to interest earned of approxi-mately $1.3 million on the higher marketable securities balance in 1997 which was a result of the sale of the UV Curing business, and interest earned on the notes receivable from Eaton.

The Company's effective tax rate was a benefit of 2% in 1997 as compared to an expense of 36% in 1996. The change in the rate, when compared to 1996, was primarily due to the $85 million non-deductible write-off of purchased in-process research and development.

Liquidity and Capital Resources

The Company's operating cash needs are primarily for working capital and to fund its capital expenditure program. The
Company's capital requirements typically consist of manufacturing equipment, research and development equipment, office equipment, and leasehold improvements.

Subsequent to the acquisition by Eaton, Fusion began participat-ing in Eaton's centralized cash management system. Under this system, cash receipts are transferred to Eaton and cash disburse-ments are funded by Eaton. Accordingly, the cash balances presented in the accompanying consolidated balance sheet at December 31, 1997 do not represent cash balances required or generated by operations.

Forward-Looking Statements

In addition to the other information in this Annual Report on Form 10-K, the following cautionary statements should be considered carefully in evaluating the Company and its business. Information provided by the Company from time to time may contain certain "forward-looking" information, as that term is defined by
(i) the Private Securities Litigation Reform Act of 1995 (the "Act") and (ii) in releases made by the Securities and Exchange Commission (the "SEC"). The factors discussed in these cautionary statements, among other factors, could cause actual results to differ materially from those contained in forward-looking state-ments made in this report and presented elsewhere by management from time to time. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act.

Year 2000 - Computer software that uses two digits rather than four to identify the applicable year may be unable to interpret appropriately the calendar Year 2000, and thus could cause disruption of normal business activities. The Company uses software in various aspects of its business, including manufactur-ing, product development and many administrative functions, and much of this software will be unable to interpret the calendar Year 2000 appropriately unless it is modified or replaced.

The Company is addressing this Year 2000 issue through Eaton's corporate-wide initiative led by Eaton's Vice President-Information Technologies and involving coordinators for each Eaton and Fusion location. The initiative includes the identifi-cation of affected software, the development of a plan for correcting that software in the most effective manner, the implementation of that plan and the monitoring of its implementa-tion. The program also includes communications with significant suppliers and customers to determine the extent to which systems are vulnerable to any failures by them to address the Year 2000 issue. In most instances, older software will be replaced with new programs and systems, which will significantly upgrade the existing software as well as appropriately interpret the calendar Year 2000 and beyond. Although the timing of these replacements is influenced by the Year 2000 issue, in most instances they will involve capital expenditures that would have occurred in the normal course of business in any event. Eaton expects that most of the modifications and replacements will be in place before the end of 1998.

Given the information available at this time, Eaton's management currently anticipates that the amount that Eaton will spend to modify or replace software in order to remediate the Year 2000 issue should not have a material adverse effect on Eaton's or Fusion's liquidity or results of operations, and that those costs should not cause reported financial information not to be indicative of future operating results or future financial condi-tion. Specific factors which might cause a material difference include the availability and cost of trained personnel and the ability to locate all computer codes requiring correction.

Variability of Quarterly Operating Results - The Company's quarterly operating results may vary significantly from quarter to quarter, depending upon factors such as the timing of product sales and the receipt of orders from major customers, production difficulties causing delayed shipments, the proportion of inter-national sales, specific economic conditions in the semiconductor industry, the mix of products sold by the Company and competitive pricing pressures. Because a high percentage of the Company's expenses are relatively fixed in the near term, minor variations in the timing of shipments can cause significant variations in quarterly operating results. All orders are subject to cancella-tion or rescheduling by the customer with limited or no penalties, and the Company's ability to accurately forecast future revenues and income for any period is necessarily limited. Industry trends in the semiconductor markets can sometimes cause sudden and significant order cancellations or pushouts of orders.

Dependence on Key Customers - Because of the relative concentra-tion of semiconductor device manufacturing, the Company typically sells a significant percentage of its systems to a limited number of customers. The loss of business or the delay of orders from any of these customers or from other key accounts of the Company due to business conditions affecting a particular customer, industry-wide slowdowns impacting multiple customers, pricing pressures or the impact of competitive products, could materially adversely affect the Company's business and financial results.
As is typical in the semiconductor industry, none of the Company's customers has entered into a long-term agreement requir-ing it to purchase the Company's products, and all orders are subject to cancellation or rescheduling by the customer.

Cyclicality of the Semiconductor Industry - The Company's busi-ness depends in large part upon the capital equipment expendi-tures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periodic downturns, which often have had a severe adverse effect on capital equipment expenditures by semiconductor manufacturers. Semiconductor industry downturns have adversely affected the sales, gross profit, and operating results of semiconductor equipment suppliers, including the Company. The Company anticipates that a significant portion of new orders will depend upon demand from semiconductor manufacturers building or expand-ing large fabrication facilities, and there can be no assurance that such demand will exist in any given period of time.

Risks Associated with International Operations - Sales outside North America accounted for 42% of the Company's total net sales from continuing operations in 1997, 50% in 1996, and 60% in 1995, and may continue to represent a significant portion of the Company's sales. Any decrease in sales outside North America may have a material adverse effect on the Company's operating results. The Company's international sales and operations are subject to customary risks of international operations including risks associated with fluctuations in interest and currency exchange rates, changes in foreign economic conditions, trade restrictions, and potentially adverse tax consequences. The Company's international business and financial performance may be adversely affected by such factors.

Rapid Technological Change; Competition - Equipment and processes used in semiconductor manufacturing are subject to rapid technological development and product innovation. The Company, to remain successful, must be responsive to new developments in photostabilization and asher technology and enhanced process capabilities. The Company will continue to face competition from its competitors who will continue to develop new products or enhancements that may offer improved performance. The Company's financial results may be negatively impacted by the failure of new or existing products to be favorably received by customers due to price, availability, features, other product choices or the level and quality of support for the Company's products.

Sole or Limited Sources of Supply - The Company relies to a substantial extent on outside suppliers to manufacture many of its components. Certain of these are obtained from a sole supplier or a limited group of suppliers. One component used in two of the Company's three product groups has been continuously obtained by the Company for over 20 years from a single source. The supplier is a leading, worldwide electronics manufacturer which historically has provided timely delivery without any significant delay or interruptions. The Company's reliance on outside suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of compo-nents. Because the manufacture of certain of these components is a complex process and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally, could delay the Company's ability to ship its systems and could have a material adverse affect on the Company.

Intellectual Property Rights - Although the Company seeks to protect its proprietary technology, proprietary rights relating to the Company's technology will be protected from unauthorized use by others only to the extent that they are covered by enforce-able patents or are maintained in confidence as trade secrets. There can be no assurance that patents will issue from current patent applications or that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide adequate protection or competi-tive advantages to the Company. Moreover, even with patent protection, the Company's business may be adversely affected by competitors that independently develop functionally equivalent technology. Although there are no pending lawsuits against the Company regarding infringement of any existing patents, there can be no assurance that third parties will not assert infringe-ment claims in the future. If any such claims are asserted against the Company, the Company could seek to obtain a license from third parties or challenge the claim in litigation. Failure to obtain licenses or adverse determinations in any litigation could materially adversely affect the Company's business, financial condition and results of operations.

Reliance on Attracting and Retaining Key Employees - The Company's continued success will depend in large part on its ability to attract and retain highly-qualified technical, managerial, sales and marketing, and other personnel. Competition for such personnel in the Company's industry is intense. None of the senior management of the Company is subject to a long-term employment contract. There can be no assurance that the Company will be able to continue to attract or retain such personnel.

Item 7A. Disclosure of Qualitative and Quantitative Information about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, financial review, and reports of independent auditors are presented on pages 18 through 35 of this report.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

On August 5, 1997, Eaton acquired 100% of the outstanding shares of Fusion Systems Corporation ("Registrant"). At the time of the acquisition, the Registrant's independent public accountant was the firm of Arthur Andersen LLP. Eaton's independent auditors are Ernst & Young LLP. As a result of its acquisition by Eaton and in order to achieve efficiency and cost savings, the Registrant has replaced Arthur Andersen LLP as its auditors and has appointed Ernst & Young LLP as successor. Pursuant to Form 8-K filed March 4, 1998, this appointment was effective for the 1997 audit.

                          Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a) (1)	Index to Consolidated Financial Statements

The following consolidated financial statements and financial review, included in Item 8, are filed as a separate section of this report:

        Reports of Independent Auditors - pages 18 and 19

       	Consolidated Balance Sheets as of December 31, 1997
          and 1996 - pages 20 and 21

        Statements of Consolidated Operations for the Years
           Ended December 31, 1997, 1996 and 1995 - page 22

        Statements of Consolidated Shareholder's Equity for the Years Ended December 31, 1997, 1996 and 1995 - page 23

        Statements of Consolidated Cash Flows for the Years
           Ended December 31, 1997, 1996 and 1995 - page 24

        Financial Review - pages 25 through 35

(2) All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.


(3)  Exhibits

        2 (a) Stock Purchase Agreement date December 30, 1993 between GEO International Corporation and Fusion UV Curing Systems Corporation (incorporated by reference to the Form S-1, Registration No. 33-76258)

        3 (a)   Amended and Restated Certificate of Incorporation
               (incorporated by reference to the Form S-1,
                Registration No. 33-81494)

        3 (b) Amended and Restated By-Laws (incorporated by reference to the Form S-1, Registration No.
                33-81494)

        4 (a) Specimen Stock Certificate (incorporated by reference to the Form S-1, Registration No.
                33-76258)

        4 (b) Stock Purchase Agreement dated December 29, 1982 by and among American Research Development Division of Textron Inc., Fusion Systems Corporation and those Purchasers listed on Schedule A thereto (incorporated by reference to the Form S-1,Registration No. 33-76258)

         10 Material contracts

        10 (a) Form of Severance Agreement (incorporated by reference to the Form S-1, Registration No.
                33-76258)

        10 (b)  Fusion Systems Corporation Profit Sharing Plan
               (incorporated by reference to the Form S-1,
                Registration No. 33-76258)

        10 (c) Lease-Rockville (incorporated by reference to the Form S-1, Registration No. 33-76258)

        10 (d)  Ninth Amendment of Lease Agreement dated May 26,
                1994 between Rockville Office/Industrial
                Associates and the Registrant(incorporated by reference to the Form S-1, Registration No.
                33-81494)

        10 (e) Tenth Amendment of Lease Agreement dated September 29, 1994 between Rockville Office/ Industrial Associates and the Registrant (incorporated by reference to the Form S-1, Registration No. 33-81494)

         10 (f) Lease-Plainfield (incorporated by reference to the Form S-1, Registration No. 33-76258)

        10 (g)  License Agreement between Texas Instruments
                Incorporated and Fusion Semiconductor Systems
                Corporation (incorporated by reference to the Form S-1, Registration No. 33-76258)

        10 (h)  Agreement dated April 27, 1990 between Fusion
                Semiconductor Systems Corporation and Ushio, Inc.
               (incorporated by reference to the Form S-1,
                Registration No. 33-76258)

        10 (i) Letter dated August 14, 1985 from sole source supplier (incorporated by reference to the Form
                S-1, Registration No. 33-76258)

        10 (j)  Severance Agreement of Leslie S. Levine
               (incorporated by reference to the Form S-1,
                Registration No. 33-76258)

        10 (k)  Lease Agreement dated December 7, 1994 between CM
                Partners #3, L.P. and the Registrant
                (incorporated by reference to the Form 10-K for fiscal year ended December 31, 1994, Commission
                File No. 0-23628)

        10 (l) Lease Agreement dated August 25, 1995 between Tech Park 270 Limited Partnership and the Registrant (incorporated by reference to the Form 10-K for fiscal year ended December 31,
                1996)

        10 (m) Sublease Agreement dated November 21, 1995 between American National Red Cross and the Registrant (incorporated by reference to the Form 10-K for fiscal year ended December 31,
                1996)

        10 (n) Eleventh Amendment of Lease Agreement dated December 4, 1995 between Rockville Office/ Industrial Associates and the Registrant
               (incorporated by reference to the Form 10-K for
                fiscal year ended December 31, 1996)

        10 (o) Asset Purchase Agreement dated October 1, 1995 between Fusion Lighting, Inc. and the Registrant
               (incorporated by reference to the Form 10-K for
                fiscal year ended December 31, 1996)

        10 (p) Purchase Agreement dated as of August 14, 1996 by and among Fairey Investments, Inc., Fusion UV Systems, Inc., Fairey Overseas Development Limited and Fusion UV Systems Limited, on the one hand and Fusion Systems Corporation, Fusion UV Curing Systems Corporation, Fusion Technology International, Inc., and Fusion Europe Limited, on the other hand (incorporated by reference to the Form 8-K, dated September 6, 1996)

        16 (a)  Letter re change in certifying accountant


        24      Power of Attorney


(b)     Reports on Form 8-K


                There were no reports on Form 8-K filed during the fourth quarter of 1997.

(c)     Exhibits

                Certain exhibits required by this portion of Item
                14 are filed as a separate section of this report.

(d)     Financial Statement Schedules

                None required to be filed.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Fusion Systems Corporation
                             ---------------------------
                             Registrant

Date:  March 30, 1998        /s/ William J. Nowak
                             ---------------------------
                             William J. Nowak
                             Assistant Controller-
                             Eaton Corporation


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATE:  March 30, 1998


       Signature                           Title
-----------------------   ---------------------------------------


          *
-----------------------
Alexander M. Cutler       Chairman of the Board


          *
-----------------------
Stephen R. Hardis         Director


          *
-----------------------
Gerald L. Gherlein        Director


          *
-----------------------
John C. Matthews          President and Chief Executive Officer


          *
-----------------------
Adrian T. Dillon          Vice President, Chief Financial Officer
                          and Chief Accounting Officer


*By    /s/ William J. Nowak
       --------------------------------------
       William J. Nowak, Attorney-in-Fact
       for the officers and directors signing
       in the capacities indicated

REPORT OF INDEPENDENT AUDITORS
------------------------------

To the Shareholder
Fusion Systems Corporation and Subsidiaries


We have audited the consolidated balance sheet of Fusion Systems Corporation and Subsidiaries (wholly-owned subsidiaries of Eaton Corporation) as of December 31, 1997, and the related statements of consolidated operations, shareholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fusion Systems Corporation at December 31,
1997, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                           /s/ Ernst & Young LLP

Cleveland, Ohio
March 19, 1998

REPORT OF INDEPENDENT AUDITORS
------------------------------

To Fusion Systems Corporation

We have audited the accompanying consolidated balance sheet of Fusion Systems Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fusion Systems Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                        /s/ Arthur Andersen LLP

Washington, D.C.
February 6, 1997

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)
Consolidated Balance Sheets                          December 31
                                                  ----------------
(Thousands)                                       1997        1996
                                                  ----        ----
ASSETS
Current assets
  Cash and cash equivalents                               $ 38,445
  Short-term investments                      $ 16,329      74,467
  Accounts receivable                           17,296      14,487
  Notes receivable from Eaton Corporation       72,784
  Due from Eaton Corporation                     4,269
  Inventories                                   16,012      14,573
  Deferred income taxes                          2,442       3,011
  Other current assets                             949         767
                                               -------     -------
                                               130,081     145,750

Property, plant and equipment
  Land and leasehold improvements                6,262       7,567
  Machinery and equipment                        9,242      14,673
                                               -------     -------
                                                15,504      22,240
  Accumulated depreciation                        (506)     (9,427)
                                               -------     -------
                                                14,998      12,813

Intangible assets                               37,619

Excess cost over net assets of business
  acquired                                      51,351

Deferred income taxes and other assets           3,750       3,151
                                              --------    --------
                                              $237,799    $161,714
                                              ========    ========




The Financial Review on pages 25 to 35 is an integral part of the consolidated financial statements.

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)
Consolidated Balance Sheets                          December 31
                                                   ----------------
(Thousands)                                       1997        1996
                                                  ----        ----
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Accounts payable                            $  2,727    $  2,974
  Accrued income taxes                                       3,391
  Other current liabilities                      7,216       8,575
                                               -------     -------
                                                 9,943      14,940

Deferred income taxes                           13,166

Shareholder's equity
  Common shares                                     --          79
  Capital in excess of par value               194,671      41,486
  Retained earnings                             20,606     113,482
  Foreign currency translation adjustments        (587)        (41)
  Treasury stock                                            (8,232)
                                               -------     -------
                                               214,690     146,774
                                               -------     -------
                                              $237,799    $161,714
                                               =======     =======


The Financial Review on pages 25 to 35 is an integral part of the consolidated financial statements.

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)
Statements of Consolidated Operations
                                            Year ended December 31
                                            ----------------------
(Thousands)                               1997       1996       1995
                                          ----       ----       ----
Net sales                             $ 84,422   $ 84,594    $58,481

Costs and expenses
  Cost of products sold                 45,106     40,271     25,536
  Selling, general and administrative   21,306     18,246     12,764
  Research, development and engineering 18,984     15,756      7,682
  Liquidation of stock options          13,748
  Purchased in-process research and
    development                         85,000
                                       -------    -------    -------
                                       184,144     74,273     45,982
                                       -------    -------    -------
(Loss) income from operations          (99,722)    10,321     12,499

Other income (expense)
  Interest income                        5,648      3,493      2,138
  Other--net                              (744)      (126)       (56)
                                       -------    -------    -------
                                         4,904      3,367      2,082
                                       -------    -------    -------
(Loss) income from continuing
  operations  before income taxes      (94,818)    13,688     14,581
Income taxes (benefit)                  (1,942)     4,959      5,445
                                       -------    -------    -------
(Loss) income from continuing
   operations                          (92,876)     8,729      9,136
Discontinued operations
  Operations, net of income tax                     3,709      6,129
  Gain on sale, net of income tax                  54,965
                                       -------    -------    -------
Net (loss) income                     $(92,876)  $ 67,403    $15,265
                                       =======    =======    =======


The Financial Review on pages 25 to 35 is an integral part of the consolidated financial statements.

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)
Statements of Consolidated Shareholder's Equity

                                                                                                            Foreign
                                                Common shares        Capital in                            currency          Total
                                                -------------         excess of  Treasury    Retained   translation  shareholder's
                                              Shares       Amount     par value     stock    earnings   adjustments         equity
                                              ------       ------    ----------  --------   ---------   -----------  -------------
(Thousands except shares)
Balance at January 1, 1995                 7,594,000        $  76    $   36,287              $ 30,814      $  1,156     $   68,333
Net income                                                                                     15,265                       15,265
Exercise of stock options                    140,000            1           904                                                905
Income tax benefit from exercise of
  stock options                                                           1,140                                              1,140
Employee stock purchase plan                  24,000            1           568                                                569
Net translation adjustments                                                                                    (479)          (479)
                                           ---------        -----     ---------               -------       -------      ---------
Balance at December 31, 1995               7,758,000           78        38,899                46,079           677         85,733
Net income                                                                                     67,403                       67,403
Exercise of stock options                    152,000            1         1,665   $    53                                    1,719
Income tax benefit from exercise of
  stock options                                                             409                                                409
Employee stock purchase plan                  25,000                        513                                                513
Net translation adjustments                                                                                    (718)          (718)
Treasury stock purchases                    (472,000)                              (8,285)                                  (8,285)
                                           ---------        -----     ---------    ------     -------       -------      ---------
Balance at December 31, 1996               7,463,000           79        41,486    (8,232)    113,482           (41)       146,774
Net loss                                                                                      (92,876)                     (92,876)
Exercise of stock options                     31,000                       (155)      548                                      393
Income tax benefit from exercise of
  stock options                                                             128                                                128
Employee stock purchase plan                   9,000                        158                                                158
Net translation adjustments                                                                                    (546)          (546)
Recapitalization in connection with
   purchase by Eaton                      (7,502,990)         (79)       (7,605)    7,684
Parent company investment in connection
   with purchase by Eaton                                               160,659                                            160,659
                                           ---------        -----     ---------    ------     -------       -------      ---------
Balance at December 31, 1997                      10       $   --    $  194,671   $     0    $ 20,606      $   (587)    $  214,690
                                           =========        =====     =========    ======     =======       =======      =========




The Financial Review on pages 25 to 35 is an integral part of the consolidated financial statements.

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)
Statements of Consolidated Cash Flows                       Year ended December 31
                                                           -------------------------
(Thousands)                                               1997        1996        1995
                                                          ----        ----        ----
Net cash (used) provided by operating activities
Net (loss) income                                     $(92,876)   $ 67,403   $  15,265
  Adjustments to reconcile to net cash (used in)
    provided by operating activities
      Write-off of purchased in-process research
        and development                                 85,000
      Gain on disposal of discontinued operations                  (54,965)
      Depreciation and amortization                      7,521       3,282       2,101
      Deferred income taxes                                131      (1,004)       (371)
      Changes in operating assets and liabilities,
        excluding acquisition of business
          Accounts receivable                           (2,809)     (1,362)     (3,654)
          Due from Eaton Corporation                    (7,443)
          Inventories                                   (1,292)     (4,232)     (4,687)
          Other assets                                    (767)          4         674
          Accounts payable                                (247)     (1,067)      2,957
          Other current liabilities                       (883)      2,513         620
          Accrued income taxes                          (3,391)        588       1,144
      Changes in assets of discontinued operations                              (6,216)
      Other--net                                           208          27          27
                                                        ------     -------      ------
                                                       (16,848)     11,187       7,860

Net cash provided (used) by investing activities
  Payment of expenses related to sale of discontinued
    operations                                          (1,249)
  Expenditures for property, plant and equipment        (5,835)    (10,396)     (5,542)
  Net sales (purchases) of marketable securities        58,138     (48,601)    (16,685)
  Notes receivable from Eaton Corporation              (72,784)
  Foreign currency translation adjustments                (546)       (718)       (479)
  Proceeds from sale of discontinued operations                    117,568
  Income taxes paid on sale of discontinued operations             (35,875)
  Other--net                                                            99          40
                                                        ------     -------      ------
                                                       (22,276)      22,077     (22,666)

Net cash provided by (used in) financing activities
  Proceeds from exercise of stock options and stock
     sale, net                                               3       2,179       1,474
  Purchase of common shares                                         (8,232)
  Income tax benefit from exercise of stock options        128         409       1,140
  Treasury stock issued                                    548
                                                        ------     -------      ------
                                                           679      (5,644)      2,614
                                                        ------     --------     ------
Total (decrease) increase in cash and cash equivalents (38,445)     27,620     (12,192)
Cash and cash equivalents at beginning of year          38,445      10,825      23,017
                                                        ------     -------      ------
Cash and cash equivalents at end of year              $      0    $ 38,445   $  10,825
                                                        ======     =======      ======


The Financial Review on pages 25 to 35 is an integral part of the consolidated financial statements.

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands except per share amounts)

BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------

Business Description
--------------------
Fusion Systems Corporation and Subsidiaries, (the "Company" or "Fusion"), wholly-owned subsidiaries of Eaton Corporation, design, manufacture, market and service single-wafer ashers and photostabilizers which are used for manufacturing of integrated circuits in the semiconductor industry. The Company has its headquarters in Rockville, Maryland, as well as subsidiaries and major facilities in England and the Pacific Region. In addition, the Company maintains sales and service offices in various locations in the United States, Europe and the Pacific Region.

Acquisition by Eaton Corporation
---------------------------------
On June 30, 1997, Fusion and Eaton Corporation ("Eaton"), entered into a definitive merger agreement under which Eaton agreed to acquire the Company. Under the terms of the agreement, on July 7, 1997, Eaton initiated a cash tender offer for all outstanding shares of the Company at $39 per share. The tender offer was subject to a majority of the outstanding shares of the Company, on a fully diluted basis, being tendered, and other customary conditions. Eaton agreed to acquire any remaining Company shares not acquired in the tender offer at the same $39 per share price.

On July 25, 1997, the Company declared a dividend of one
Contingent Payment Right on each share outstanding. Each
Contingent Payment Right entitles holders to receive on March 31, 1999 an additional cash payment if the Company's 1998 revenues exceed $122,000, up to a maximum $5.00 per Right if the Company's
1998 revenues are $149,000 or more.

On August 4, 1997, Eaton's wholly-owned subsidiary, ETN Acquisition Corporation, completed the tender offer for all of the outstanding shares and the associated preferred share purchase rights of the Company (the Contingent Payment Rights described above were not acquired by Eaton and remain outstand-
ing). According to a count by the depositary for the offer, there were tendered and not withdrawn 7,173,785 shares, represent-ing approximately 95.6 percent of the outstanding shares of the Company. ETN Acquisition Corporation accepted for payment all such shares validly tendered according to the terms of the tender offer. On August 5, 1997, ETN Acquisition Corp. merged into the Company, resulting in each share of the Company not acquired in the tender offer being cancelled and converted into the right to receive $39 cash.

Subsequent to the acquisition, all Fusion common shares were cancelled; the resulting recapitalization of shares is displayed in the accompanying Statement of Consolidated Shareholder's Equity. As a result of the recapitalization, the Company has 10 common shares outstanding with a par value of $.01 per share, which are owned by Eaton.

The acquisition of Fusion by Eaton was accounted for by the
purchase method of accounting. The acquisition price paid by
Eaton exceeded the Fusion net assets acquired by $160,659,
summarized as follows:
In-process research and development                 $ 85,000
Intangible assets                                     40,000
Excess cost over net assets of business acquired      52,928
Other, principally deferred taxes                    (17,269)
                                                    --------
                                                    $160,659
                                                    ========

The excess cost of Eaton's investment in Fusion over the net assets acquired of $52,928 is being amortized by the straight-line method for financial statement purposes over a useful life of fifteen years. Amortization expense was $1,577 in 1997. The intangible assets of $40,000 consist of developed technology which is being amortized by the straight-line method for finan-cial statement purposes over a useful life of seven years. Amortization expense was $2,381 in 1997.

The purchase price allocation included $85,000 for purchased in-process research and development which was determined through an independent valuation. This amount was expensed at the date of acquisition because technological feasibility had not been established and no alternative commercial use had been identified. Therefore, 1997 results include the write-off of $85,000 for purchased in-process research and development, with no income tax benefit.

A special charge of $13,748 ($8,936 net of income tax benefit) for the liquidation of Fusion's vested stock options, and other charges related to the acquisition of the Company by Eaton were recorded in operations in 1997.

Principles of Consolidation
---------------------------
The consolidated financial statements include accounts of the Company and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Foreign Currency Translation
----------------------------
The functional currency for all subsidiaries outside the United States is the local currency. Financial statements for these subsidiaries are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. The result-ing translation adjustments are recorded in shareholder's equity.

Cash Equivalents and Short-Term Investments
-------------------------------------------
The Company considers cash equivalents to include all investments purchased with original maturity dates of 90 days or less. The investments are held to maturity. Short-term investments which consist principally of U.S. Government securities and are held-to-maturity are carried at amortized cost and include investments with original maturities of greater than three months having a remaining maturity of less than 12 months. The amounts reflected in the accompanying balance sheets approximate their fair values.

Subsequent to the acquisition by Eaton, Fusion began participat-ing in Eaton's centralized cash management system. Under this system, cash receipts are transferred to Eaton and cash disburse-ments are funded by Eaton. Accordingly, the cash balances presented in the accompanying consolidated balance sheet at December 31, 1997 do not represent cash balances required or generated by operations.

Concentrations of Credit Risk
-----------------------------
The Company's assets that are exposed to credit risk consist primarily of trade receivables and marketable securities. Accounts receivable include large dollar balances due from reputable and geographically dispersed customers, and the Company has not experienced significant losses related to uncollectible accounts.

Property, Plant, and Equipment
------------------------------
Property, plant, and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Lease-hold improvements are amortized over the shorter of the life of the asset or the duration of the lease.

Long-lived Assets
-----------------
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recovered through future net cash flows generated by the assets.

Revenue Recognition
-------------------
Revenue from product sales is generally recognized when equipment is shipped.

Research and Development
------------------------
Research and development costs are expensed as incurred and are included in research, development and engineering expenses in the statements of consolidated operations.

Warranty
--------
The Company generally warrants its products, excluding certain consumables, for a one to two-year period. The Company warrants its consumables for up to 1,000 hours of operation. Estimated warranty costs are accrued in the period in which revenue from the related product sales is recognized.

Interest Expense
----------------
The statements of consolidated operations do not include an allocation of Eaton's interest expense related to its debt obligations as none of Eaton's debt obligations specifically relate to Fusion.

Recently Issued Accounting Pronouncements
-----------------------------------------
In June 1997, SFAS No. 130, 'Reporting Comprehensive Income', was issued. SFAS No. 130 establishes new standards for comprehensive income and its components. The Company must adopt SFAS No. 130 in the first quarter of fiscal year 1998. The Company expects that comprehensive income will not differ materially from net income except for foreign currency translation adjustments included in comprehensive income, the effect of which could be material depending on future changes in foreign exchange rates.

In June 1997, SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information', was issued. SFAS No. 131 changes the standards for reporting financial results by operat-ing segments and related products and services, geographic areas, and major customers. The Company must adopt the standard, which will not be material to the Company, no later than year-end 1998.


Estimates
---------
Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform with current year presentation.


DISCONTINUED OPERATIONS
-----------------------
On September 6, 1996, the Company sold the operations constitut-ing its ultraviolet ("UV")curing business for $121,000 in cash, plus the assumption of certain liabilities, to the Fairey Group, plc, a United Kingdom-based company. The assets sold included all of the assets relating to the UV curing business of Fusion UV Curing Systems Corporation and Fusion Europe Limited and all of the capital stock of three of the Company's subsidiaries -- Fusion Aetek UV Systems, Inc., Fusion Japan KK, and Fusion VuS GmbH.

The gain on the sale, recorded in the third quarter of 1996, was approximately $55,000, net of transaction costs and income taxes. The results of the UV curing business have been classified as discontinued operations in the accompanying financial statements. Net sales for the UV curing business were $40,000 through the 1996 sale date and were $51,000 for 1995.

The accompanying financial statements and footnote disclosures for 1996 and prior years have been restated to reflect the effect of the discontinued operations.


ACCOUNTS RECEIVABLE
-------------------
Accounts receivable are net of an allowance for doubtful accounts of $206 and $140 at the end of 1997 and 1996, respectively.


INVENTORIES
-----------

Inventories are valued at the lower of cost or market using the first-in, first-out ("FIFO") method. Inventories consist of the following at December 31:
                                                   1997      1996
                                                   ----      ----
        Raw materials and purchased parts       $ 5,528   $ 4,372
       	Work in process and finished
             subassemblies                       10,093     9,812
        Finished goods                              391       389
                                                 ------    ------
                                     Total      $16,012   $14,573
                                                 ======    ======

OTHER CURRENT LIABILITIES
-------------------------

Other current liabilities consist of the following at December 31:
                                                  1997     1996
                                                  ----     ----
                Salaries, payroll taxes and
                   employee health benefits     $1,743   $2,734
                Expenses related to sale of UV            1,808
                Warranty                         3,275    1,493
                Vacation                           652      620
                Profit sharing                     609      600
                Other                              937    1,320
                                                 -----    -----
                                                $7,216   $8,575
                                                 =====    =====


STOCK OPTIONS
-------------
At the date of acquisition by Eaton, the Company had three stock option plans. Pursuant to the acquisition by Eaton, all outstand-ing stock options under these plans were canceled. Those individuals holding vested stock options at the time of the acquisition were paid out the value of the options which totaled the number of common shares subject to such vested option times the excess of the $39 per share purchase price of the acquisition over the exercise price per common share subject to such vested option. The total payout was $13,748 which was recorded in operations in 1997.

A Special Bonus Plan was established for those individuals holding unvested options at the date of acquisition. The Special Bonus Plan will provide a cash payment on the second anniversary of the acquisition date to each employee who continues to be an employee of the Company. The cash payment will total the number of common shares subject to such unvested options times the excess of the $39 per share purchase price of the acquisition over the exercise price per common share subject to such unvested options plus interest on the amount at a rate of 6% per annum from the date of acquisition.


COMMITMENTS AND CONTINGENCIES
-----------------------------

Lease Commitments and Rental Expense
------------------------------------
The Company has noncancelable operating lease agreements for its office and manufacturing facilities and certain vehicles. Certain of the leases provide for renewal options. The minimum annual rentals for 1998 and 1999 are approximately $1,800 per year and decline substantially thereafter.

Under the terms of the facility lease agreements, the Company may be assessed additional amounts for maintenance and taxes.
Rental expense was approximately $1,272, $1,621 and $918 in 1997, 1996 and 1995, respectively.

Claims and Contingencies
------------------------
Incidental to the normal course of business, certain claims, suits and complaints have been filed or are pending against the Company. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying consolidated financial statements.


EMPLOYEE BENEFITS
-----------------
The Company maintains a 401(k) profit-sharing plan (the "Plan") which covers all domestic employees. Employees are qualified to participate in the Plan generally when they reach age 21 and have worked for the Company for one month. Employees are eligible to receive Company contributions after one year of service. The Company's contributions are discretionary and amounted to approximately $480, $480 and $905 for 1997, 1996 and 1995, respectively. In addition, each participant in the Plan may elect, with certain restrictions, to contribute up to 15 percent of their compensation to the Plan.

The Plan has been frozen in 1998 with regard to contributions as a result of the acquisition of the Company by Eaton. All eligible employees may participate in the Eaton 401(k) profit sharing plan beginning January 1, 1998.


INCOME TAXES
------------
Since Eaton's acquisition of Fusion, Fusion's taxable income related to its United States operations is included in Eaton's consolidated income tax returns. Eaton accounts and pays for all related income taxes. Fusion's consolidated statement of operations for the year ended December 31, 1997 includes an allocation of Eaton's United States income tax expense in amounts generally equivalent to the provisions which would have resulted had Fusion filed separate income tax returns. The Company's foreign operations account and pay for income taxes related to their operations.

The (benefit) provision for income taxes from continuing
operations for the years ended December 31 consists of the
following:
                              1997       1996       1995
                              ----       ----       ----
Current:
        U.S. Federal       $(1,979)   $ 5,681    $ 4,623
        State                 (211)     1,032        728
        Foreign                117        306        226
                             -----      -----      -----
                            (2,073)     7,019      5,577
Deferred:
        U.S. Federal           131     (2,060)      (132)
                             -----      -----      -----
                           $(1,942)   $ 4,959    $ 5,445
                             =====      =====      =====

Foreign pretax (losses) income totaled $(1,032), $2,312, and $400 in 1997, 1996 and 1995, respectively.

                          Page 32

A reconciliation of the tax provision from the U.S. Federal
statutory tax rate to the Company's effective tax rate is as follows:
                                    1997               1996               1995
                              Amount      %      Amount      %      Amount      %
                              ------     ---     ------     ---     ------     ---
Taxes at the statutory
  Federal rate              $(33,186)   35%     $4,791     35%     $5,103     35%
State income taxes, net of
  Federal tax benefit           (137)              445      3         474      3
Foreign Sales Corporation
  credit                                          (420)    (3)        (27)
Write-off of purchased in-
  process research and
  development                 29,750   (31)
Other                          1,631    (2)        143      1        (105)    (1)
                               -----    --       -----     --       -----     --
Tax provision at effective
  rates                     $ (1,942)    2%     $4,959     36%     $5,445     37%
                               =====     ==      =====     ===     =====      ==

The components of deferred taxes are as follows at December 31:
                                    Current  Long-term    Long-term
                                     assets     assets  liabilities
                                    -------  ---------  -----------
1997
Intangible assets                                          $(13,166)
Inventory valuation                  $  792
Accrued employee benefit costs          228
Warranty reserves                     1,146
Other                                   276     $   46
                                      -----      -----      -------
                                     $2,442     $   46     $(13,166)
                                      =====      =====      =======

1996
Inventory valuation                  $1,422
Accrued employee benefit costs          383
Warranty reserves                       571
Other                                   635     $   15
                                      -----      -----
                                     $3,011     $   15
                                      =====      =====

Income tax payments in 1997, 1996, and 1995 were $2,718, $41,468, and $7,509, respectively.

RELATED PARTY TRANSACTIONS
--------------------------
The notes receivable from Eaton Corporation bear interest at an annual rate of 5.88% as to $33,507 and 5.78% as to $39,277 and are due on March 2, 1998 and January 30, 1998, respectively. Subsequent to December 31, 1997, the maturity dates on the notes receivable were extended to September 2, 1998 at an interest rate of 5.69%. Interest income on the notes was $1,327 in 1997.

Since Eaton's acquisition of Fusion, an allocation of corporate general and administrative expenses which includes legal, treasury, and accounting services provided to Fusion by Eaton, has been recorded in operations and amounted to $504 in 1997.

During 1996, the Company paid an affiliate of one of the Company's directors $1,047 for services rendered in connection with the sale of the UV Curing business and with the Company's initial public offering in 1994, respectively. This affiliate was also paid $50 for consulting services in 1995.

At the time of the Company's sale of the UV curing business to Fairey Group, plc in September of 1996, in a separate trans-action, Fusion Lighting, Inc. received $5,000 from Fairey Group, plc, in consideration for a mutual non-compete agreement, a cross license of technology, a change of corporate name of Fusion Lighting and a right of first opportunity to serve as Fusion Lighting's exclusive distributor for certain of its products which have application to UV curing.


INFORMATION CONCERNING GEOGRAPHIC REGIONS
-----------------------------------------

The Company sells its products in several geographic regions. Net sales by the location of the Company's customers for the years ended December 31 are as follows:
                                     1997     1996     1995
                                     ----     ----     ----
North America                     $48,777  $42,086  $23,646
Europe                             15,614   23,854   17,793
Pacific Region                     20,031   18,654   17,042
                                   ------   ------   ------
             Total net sales      $84,422  $84,594  $58,481
                                   ======   ======   ======

Operating Locations

The Company manufactures its products in the United States. The
Company's foreign operations consist primarily of sales and
service activities. A significant portion of the Company's net sales from its facilities in Europe and the Pacific Region
represent equipment sales shipped directly from U.S. facilities.
A summary of net sales, operating (loss) income, and identifiable assets by operating location as of and for the years ended
December 31 follows:
                                             1997      1996     1995
                                             ----      ----     ----
Net sales:
        North America                   $  66,617  $ 57,714  $40,458
        Europe                             16,458    23,840   17,274
        Pacific Region                      1,347     3,040      749
                                            -----    ------   ------
             Total net sales            $  84,422  $ 84,594  $58,481
                                           ======    ======   ======

Operating (loss) income:
        North America                   $ (99,067) $  7,563  $11,482
        Europe                             (1,102)    2,001    1,330
        Pacific Region                        447       757     (313)
                                           ------    ------   ------
             Total operating income     $ (99,722) $ 10,321  $12,499
                                           ======    ======   ======

Identifiable assets:
        North America                   $ 233,533  $149,396
        Europe                              3,324    11,182
        Pacific Region                        942     1,136
                                           ------   -------
             Total identifiable assets  $ 237,799  $161,714
                                          =======   =======

Identifiable assets in Europe and the Pacific Region are comprised predominantly of cash, receivables, inventory, and property, plant, and equipment.

Significant Customers

No single customer represented 10% or more of net sales in 1997.
Sales to three customers in 1996, and to two customers in 1995, each represented 10% or more of net sales for the years ended
December 31:
                      1996        1995
                      ----        ----
Customer 1         $13,063      $    *
Customer 2           9,160           *
Customer 3           9,012           *
Customer 4               *       5,975
Customer 5               *       5,881

* Revenue accounted for less than 10% of total sales for the period.

                          Page 35

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------
                                                     Fiscal Quarter
                                          First    Second        Third      Fourth
                                          -----    ------        -----      ------
1997:
        Net sales                      $ 19,429  $ 21,660     $ 23,670    $ 19,663
        Gross profit                     10,012    11,267       10,286       7,751
	Income (loss) from continuing
                operations                2,384     2,566      (97,031)       (795)
        Net income (loss)                 2,384     2,566      (97,031)       (795)

1996:
        Net sales                      $ 24,768  $ 25,252     $ 16,184    $ 18,390
        Gross profit                     13,687    14,538        7,055       9,043
	Income (loss) from continuing
                operations                3,422     3,551         (296)      2,052
	Discontinued operations:
                Operations, net of tax    1,395     1,631          610          73
                Gain on sale, net of tax     --        --       53,572       1,393
        Net income                        4,817     5,182        3,886       3,518

Gross profit in the third and fourth quarter of 1997 includes amortization of excess cost over net assets acquired and intangible assest of $1,583 and $2,375, respectively.

The third quarter 1997 includes the write-off of $85,000 for purchased in-process research and development, with no income tax benefit.

A special charge of $13,748 ($8,936 net of income tax benefit) for the liquidation of Fusion's outstanding stock options, and other charges related to the acquisition of the Company by Eaton were recorded in operations in the third quarter of 1997.

                  Fusion Systems Corporation
                1997 Annual Report on Form 10-K
                        Item 14(c)
                      Exhibit 16(a)
           Letter re Change in Certifying Accountant



                                       Arthur Andersen LLP
                                       8000 Towers Crescent Drive
                                       Vienna, VA 22182-2725
                                       (703) 734-7300

March 9, 1998

Office of the Chief Accountant
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

Dear Sir/Madam:

We have read Item 4 included in the Form 8-K dated March 4, 1998 of Fusion Systems Corporation to be filed with the Securities and Exchange Commission and are in agreement with the statements contained therein.

Very truly yours,


/s/ Arthur Andersen LLP
-----------------------
ARTHUR ANDERSEN LLP

                Fusion System Corporation
             1997 Annual Report on Form 10-K
                         Item 14(c)
                         Exhibit 24
                     Power Of Attorney

	KNOW ALL MEN BY THESE PRESENTS: That each person whose name is signed below has made, constituted and appointed, and by this instrument does make, constitute and appoint David O'Loughlin, Billie K. Rawot, or William J. Nowak his or her true and lawful attorney, for him or her and in his or her name, place and stead to subscribe, as attorney-in-fact, his or her signature as Director or Officer or both, as the case may be, of Fusion Systems Corporation, a Delaware corporation, to its Annual Report on Form 10-K for the year ended December 31, 1997 pursuant to the Securities Exchange Act of 1934, and to any and all amendments to that Annual Report, hereby giving and granting unto each such attorney-in-fact full power and authority to do and perform every act and thing whatsoever necessary to be done in the premises, as fully as he or she might or could do if personally present, hereby ratifying and confirming all that each such attorney-in-fact shall lawfully do or cause to be done by virtue hereof.

	This Power of Attorney shall not apply to any Annual
Report on Form 10-K or amendment thereto filed after December
31, 1998.

	IN WITNESS WHEREOF, this Power of Attorney has been signed as of this 17th day of March, 1998.


/s/ Alexander M. Cutler              /s/ Stephen R. Hardis
-----------------------------        ---------------------------
Alexander M. Cutler, Chairman        Stephen R. Hardis, Director


/s/ Gerald L. Gherlein               /s/ John C. Matthews
-----------------------------        ---------------------------
Gerald L. Gherlein, Director         John C. Matthews, President
                                     And Chief Executive Officer

/s/ Adrian T. Dillon
-----------------------------
Adrian T. Dillon, Vice President,
Chief Financial Officer and
Chief Accounting Officer