Form 10-Q
period 1998-03-31
FUSION SYSTEMS CORP
filed 1998-05-14
CIK 920029

                         United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended March 31, 1998
                     --------------


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

The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

There were 10 Common Shares outstanding as of March 31, 1998 which were held by Eaton Corporation.

                  Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)

Condensed Consolidated Balance Sheets
                                             March 31,  December 31,
(Thousands)                                    1998        1997
                                               ----        ----
ASSETS
Current assets
  Cash and cash equivalents                  $  1,561
  Short-term marketable securities              5,209     $16,329
  Accounts receivable                          11,348      17,296
  Note receivable from Eaton Corporation       82,620      72,784
  Due from Eaton Corporation                    9,190       4,269
  Inventories                                  19,509      16,012
  Deferred income taxes and other
    current assets                              3,303       3,391
                                             --------    --------
                                              132,740     130,081
Property, plant and equipment                  14,256      14,998
Intangible assets                              36,191      37,619
Excess of cost over net assets of
  business acquired                            50,576      51,351
Deferred income taxes and other assets          5,160       3,750
                                             --------    --------
                                             $238,923    $237,799
                                             ========    ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Accounts payable and other current
    liabilities                              $ 13,297    $  9,943
                                             ------- -   --------
                                               13,297       9,943
Deferred income taxes                          13,691      13,166
Shareholder's equity                          211,935     214,690
                                             --------    --------
                                             $238,923    $237,799
                                             ========    ========

See accompanying notes.

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)

Statements of Consolidated Operations
                                           Three Months Ended
                                         ----------------------
                                         March 31,    March 28,
(Thousands)                                1998          1997
                                           ----          ----
Net sales                                $13,168       $19,429

Costs and expenses
  Cost of products sold                    9,494         9,417
  Selling, general & administrative        3,638         3,888
  Research, development & engineering      5,324         3,823
                                         -------       -------
                                          18,456        17,128
                                         -------       -------
(Loss) income from operations             (5,288)        2,301

Other income (expense)
  Interest income, net                     1,281         1,492
  Other--net                                 (46)          (68)
                                         -------       -------
                                           1,235         1,424
                                         -------       -------
(Loss) income before income taxes         (4,053)        3,725
Income taxes (benefit)                    (1,278)        1,341
                                         -------       -------

Net (loss) income                        $(2,775)      $ 2,384
                                         =======       =======

See accompanying notes.

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)

Condensed Statements of Consolidated Cash Flows
                                                     Three Months Ended
                                                   ----------------------
                                                    March 31,   March 28,
(Thousands)                                           1998       1997
                                                      ----       ----
Net cash (used) provided by operating activities
  Net (loss) income                                $ (2,775)   $ 2,384
  Adjustments to reconcile to net cash
    provided by operating activities
      Depreciation and amortization                   3,209        973
      Changes in operating assets and liabilities    (9,749)    (2,579)
                                                   --------    -------
                                                     (9,315)       778

Net cash provided by (used in) investing activities
  Expenditures for property, plant and equipment       (264)      (514)
  Payments related to sale of discontinued operations           (1,046)
  Sales (purchases) of short-term investments--net   11,120     (8,003)
  Foreign currency translation adjustment                20        (30)
                                                   --------    -------
                                                     10,876     (9,593)

Net cash provided by financing activities
  Proceeds from exercise of stock options and
     stock sale--net of income tax benefit                         239
                                                   --------    -------
                                                          0        239
                                                   --------    -------
Increase (decrease) in cash and cash equivalents      1,561     (8,576)
Cash and cash equivalents at beginning of year                  38,445
                                                   --------    -------
Cash and cash equivalents at end of period         $  1,561    $29,869
                                                   ========    =======

See accompanying notes.

The following notes are included in accordance with the require-ments of Regulation S-X and Form 10-Q:

(dollar amounts in thousands)

Preparation of Financial Statements
-----------------------------------
The condensed consolidated financial statements of Fusion Systems Corporation (Fusion or the Company) are unaudited. However, in the opinion of management, all adjustments have been made which are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K. Information relating to earnings per share is not presented because the registrant is a wholly-owned subsidiary of Eaton Corporation (Eaton).

Inventories
-----------
                                    March 31,    December 31,
                                       1998          1997
                                      -----         -----
Raw materials and purchased parts    $10,043       $ 5,528
Work-in-process and
  finished goods                       9,466        10,484
                                     -------       -------
Total inventories                    $19,509       $16,012
                                     =======       =======

Comprehensive Income
--------------------
On January 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, 'Reporting Comprehensive Income.' SFAS No. 130 establishes new standards for reporting comprehensive income and its components; however, the adoption of SFAS No. 130 has no impact on the Company's net income or share-holder's equity. For the Company, the principal difference between net income as historically reported in the statements of consolidated operations and comprehensive income, are foreign currency translation adjustments recorded in shareholder's equity. Comprehensive income is as follows:
                                       Three months ended
                                            March 31
                                       ------------------
                                         1998      1997
                                         ----      ----
Net (loss) income                     $(2,775)   $2,384
Foreign currency translation               20       (30)
                                      -------    ------
Comprehensive (loss) income           $(2,755)   $2,354
                                      =======    ======

Information Concerning Geographic Regions
-----------------------------------------
Net Sales by Geographic Region

The Company sells its products in several geographic regions.
Net sales by the location of the Company's customers for the first three months of 1998 and 1997 are as follows:

                                       1998          1997
                                      -----         -----
North America                       $ 7,086       $10,513
Europe                                3,754         4,514
Pacific Region                        2,328         4,402
                                     ------        ------
Total sales                         $13,168       $19,429
                                     ======        ======

Operating Locations

The Company manufactures its products in the United States. The Company's foreign operations consist primarily of sales and service activities. A significant portion of the Company's sales from its sales and service offices in Europe and the Pacific Region represent equipment sales shipped directly from U.S. facilities. A summary of net sales by operating location for the first three months of 1998 and 1997 is as follows:
                                       1998          1997
                                       ----          ----
North America                       $ 8,261       $14,549
Europe                                4,695         4,533
Pacific Region                          212           347
                                     ------        ------
Total sales                         $13,168       $19,429
                                     ======        ======

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
---------------------
Net sales, consisting of revenues from system sales, spare parts and service and royalty revenues, decreased 32% to $13,168 in the first quarter of 1998 from $19,429 in the first quarter of 1997. The decrease is primarily due to the relapse in the worldwide semiconductor equipment market which seriously affected the Company's results in the first quarter of 1998. The Company has made necessary operating adjustments including a 13% reduction in headcount and a 30% reduction in budgeted 1998 capital spending.

The Company's gross profit as a percentage of net sales for the first quarter of 1998 decreased to 28%. The decrease in gross profit in the first quarter of 1998 was primarily due to $2,203 of amortization expense related to excess cost over the net assets of business acquired and related intangible assets resulting from Eaton's acquisition of Fusion in August 1997. Excluding amortization expense, gross profit as a percentage of net sales decreased from 52% in the first quarter 1997 to 45% in the first quarter of 1998. This decrease was primarily due to lower production volume which reduced the Company's ability to absorb overhead costs.

Selling, general and administrative expenses decreased 6% to $3,638 in the first quarter of 1998 from $3,888 in the first quarter of 1997. The decrease is primarily due to operating adjustments made to offset the renewed collapse in the semi-conductor equipment market which includes a reduction in headcount.

Research, development and engineering expenses increased 39% to $5,324 in the first quarter of 1998 from $3,823 in the first quarter 1997. The increase was primarily due to a substantial increase in the level of effort needed to develop advanced products including a new 300mm platform, and to support and improve existing products.

Other income, net of expenses, was $1,235 and $1,424 in the first three months of 1998 and 1997, respectively. The decrease is primarily due to a decrease in interest earned on a combined lower marketable securities balance and notes receivable from Eaton.

The Company's effective tax rate was a benefit of 32% for the first quarter of 1998 compared to an expense of 36% for the first quarter of 1997. The change in the rate, when compared to 1997, was primarily due to non-deductible amortization of excess cost over net assets of business acquired.

                  PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

1.  On March 4, 1998, the Company filed a Current Report on
Form 8-K reporting that the Company had changed certifying accountants.

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

                             Fusion Systems Corporation
                             ----------------------------
                             Registrant

Date:  May 13, 1998          /s/ Adrian T. Dillon
                             ----------------------------
                             Adrian T. Dillon
                             Vice President and Chief
                             Financial Officer and Chief
                             Accounting Officer

FUSION SYSTEMS CORPORATION AND SUBSIDIARIES

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