Form 10-Q
period 1998-06-30
FUSION SYSTEMS CORP
filed 1998-08-14
CIK 920029

                         United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the period ended June 30, 1998
                     -------------


Commission file number 0-23628
                       -------


                 Fusion Systems Corporation
--------------------------------------------------------
 (Exact name of registrant as specified in its charter)


          Delaware                       52-0915080
--------------------------------------------------------
 (State of incorporation)            (I.R.S. Employer
                                    Identification No.)


      7600 Standish Place, Rockville, MD        20855
--------------------------------------------------------
(Address of principal executive offices)      (Zip Code)


                     (301) 251-0300
--------------------------------------------------------
  (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for
the past ninety days.    Yes X
                         -----

The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

There were 10 Common Shares outstanding as of June 30, 1998 which were held by Eaton Corporation.

                  Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)

Condensed Consolidated Balance Sheets
                                               June 30,  December 31,
(Thousands)                                      1998        1997
                                                 ----        ----
ASSETS
Current assets
  Cash and cash equivalents                  $  1,420
  Short-term marketable securities              1,104    $ 16,329
  Accounts receivable                          10,231      17,296
  Note receivable from Eaton Corporation       82,620      72,784
  Due from Eaton Corporation                   12,931       4,269
  Inventories                                  18,737      16,012
  Deferred income taxes and other
    current assets                              4,950       3,391
                                             --------    --------
                                              131,993     130,081
Property, plant and equipment                  14,694      14,998
Intangible assets                              34,762      37,619
Excess of cost over net assets of
  business acquired                            49,540      51,351
Deferred income taxes and other assets          6,427       3,750
                                             --------    --------
                                             $237,416    $237,799
                                             ========    ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Short-term debt                            $    333
  Accounts payable and other current
    liabilities                                14,633    $  9,943
                                             ---------   --------
                                               14,966       9,943
Deferred income taxes                          13,691      13,166
Shareholder's equity                          208,759     214,690
                                             --------    --------
                                             $237,416    $237,799
                                             ========    ========

See accompanying notes.

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)

Statements of Consolidated Operations
                                         Three Months Ended    Six Months Ended
                                        -------------------  -------------------
                                          June 30,  June 27,   June 30,  June 27,
(Thousands)                                 1998      1997       1998      1997
                                            ----      ----       ----      ----
Net sales                               $ 12,351  $ 21,660   $ 25,519  $ 41,089

Costs and expenses
  Cost of products sold                    8,783    10,393     18,277    19,810
  Selling, general & administrative        4,020     4,325      7,658     8,213
  Research, development & engineering      5,237     4,474     10,561     8,297
                                        --------  --------   --------  --------
                                          18,040    19,192     36,496    36,320
                                        --------  --------   --------  --------
(Loss) income from operations             (5,689)    2,468    (10,977)    4,769

Other income (expense)
  Interest income, net                     1,238     1,490      2,519     2,982
  Other--net                                (347)       52       (393)      (16)
                                        --------  --------   --------  --------
                                             891     1,542      2,126     2,966

(Loss) income before income taxes         (4,798)    4,010     (8,851)    7,735
Income taxes (benefit)                    (1,468)    1,444     (2,746)    2,785
                                        --------  --------   --------  --------

Net (loss) income                       $ (3,330) $  2,566   $ (6,105) $  4,950
                                        ========  ========   ========  ========

See accompanying notes.

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)

Condensed Statements of Consolidated Cash Flows
                                                     Six Months Ended
                                                   --------------------
                                                     June 30,   June 27,
(Thousands)                                            1998       1997
                                                       ----       ----
Net cash used in operating activities
  Net (loss) income                                $ (6,105)   $ 4,950
  Adjustments to reconcile to net cash
    provided by operating activities
      Depreciation and amortization                   6,583      1,995
      Changes in operating assets and liabilities   (13,179)    (8,857)
                                                   --------    -------
                                                    (12,701)    (1,912)

Net cash provided by investing activities
  Expenditures for property, plant and equipment     (1,611)    (2,015)
  Payments related to sale of discontinued operations           (1,046)
  Sales of short-term investments--net               15,225      3,638
  Foreign currency translation adjustment               174        (14)
                                                   --------    -------
                                                     13,788        563

Net cash provided by financing activities
  Borrowings with original maturities of less than
    three months--net                                   333
  Proceeds from exercise of stock options and
     stock sale--net of income tax benefit                         649
                                                   --------    -------
                                                        333        649
                                                   --------    -------
Increase (decrease) in cash and cash equivalents      1,420       (700)
Cash and cash equivalents at beginning of year                  38,445
                                                   --------    -------
Cash and cash equivalents at end of period         $  1,420    $37,745
                                                   ========    =======

See accompanying notes.

The following notes are included in accordance with the requirements of Regulation S-X and Form 10-Q:

(dollar amounts in thousands)

Preparation of Financial Statements
-----------------------------------
The condensed consolidated financial statements of Fusion Systems Corporation (Fusion or the Company) are unaudited. However, in the opinion of management, all adjustments have been made which are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods.
These adjustments are of a normal recurring nature. These finan-cial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K. Information relating to earnings per share is not presented because the registrant is a wholly-owned subsidiary of Eaton Corporation (Eaton).

Inventories
-----------
                                     June 30,    December 31,
                                       1998          1997
                                       ----          ----
Raw materials and purchased parts    $12,402       $ 5,528
Work-in-process and
  finished goods                       6,335        10,484
                                     -------       -------
Total inventories                    $18,737       $16,012
                                     =======       =======

Comprehensive Income
--------------------
On January 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, 'Reporting Comprehensive Income'. SFAS No. 130 establishes new standards for reporting comprehensive income and its components; however, the adoption of SFAS No. 130 has no impact on the Company's net income or shareholder's equity. For the Company, the principal difference between net income as historically reported in the statements of consolidated operations and comprehensive income is foreign currency translation recorded in shareholder's equity. Comprehen-sive income is as follows:

                                      Three months ended
                                     --------------------
                                      June 30,     June 27,
                                        1998         1997
                                        ----         ----
Net (loss) income                    $(3,330)      $ 2,566
Foreign currency translation             154            16
                                     -------       -------
Comprehensive (loss) income          $(3,176)      $ 2,582
                                     =======       =======

                                       Six months ended
                                     ---------------------
                                      June 30,      June 27,
                                        1998          1997
                                        ----          ----
Net (loss) income                    $(6,105)      $ 4,950
Foreign currency translation             174           (14)
                                     -------       -------
Comprehensive (loss) income          $(5,931)      $ 4,936
                                     =======       =======

Recently Issued Accounting Pronouncements
-----------------------------------------
In June 1998, SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities', was issued. The Company must adopt the standard by the beginning of the first quarter of the year 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a signifi-cant effect on earnings or the financial position of the Company.

Information Concerning Geographic Regions
-----------------------------------------
Net Sales by Geographic Region

The Company sells its products in several geographic regions.
Net sales by the location of the Company's customers for the first six months of 1998 and 1997 are as follows:

                                        1998          1997
                                        ----          ----
North America                        $12,351       $22,021
Europe                                 7,368         8,975
Pacific Region                         5,800        10,093
                                     -------       -------
Total sales                          $25,519       $41,089
                                     =======       =======

Operating Locations

The Company manufactures its products in the United States.
The Company's foreign operations consist primarily of sales and service activities. A significant portion of the Company's sales from its sales and service offices in Europe and the Pacific Region represent equipment sales shipped directly from U.S. facilities. A summary of net sales by operating location for the first six months of 1998 and 1997 is as follows:

                                        1998          1997
                                        ----          ----
North America                        $16,716       $31,647
Europe                                 8,106         8,656
Pacific Region                           697           786
                                     -------       -------
Total sales                          $25,519       $41,089
                                     =======       =======

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
---------------------
Net sales, consisting of revenues from system sales, spare parts and service and royalty revenues, decreased 43% and 38%, respectively, in the second quarter and the first half of 1998 compared to the same periods in 1997. The decrease is primarily due to the relapse in the worldwide semiconductor equipment market which seriously affected the Company's results in the first half of 1998. The Company has made operating adjustments including a 30% reduction in headcount and a 50% reduction in budgeted 1998 capital spending.

The Company's gross profit as a percentage of net sales decreased to 29% for the second quarter of 1998 and 28% for the first half of 1998 compared to 52% for the comparable periods in 1997. The decrease in gross profit was primarily due to amortization expense of $2,465 in the second quarter of 1998 and $4,668 in the first half of 1998 related to excess cost over the net assets of business acquired and related intangible assets resulting from Eaton's acquisition of Fusion in August 1997. This decrease also resulted from lower production volume which reduced the Company's ability to absorb overhead costs.

Selling, general and administrative expenses decreased 7% in the second quarter and first half of 1998 compared to the same periods in 1997. The decrease was primarily due to operating adjustments made to offset the renewed collapse in the semiconductor equipment market which included a reduction in headcount.

Research, development and engineering expenses increased 17% and 27%, respectively, in the second quarter and first half of 1998 compared to the same periods in 1997. The increase was primarily due to a substantial increase in the level of effort needed to develop advanced products including a new 300mm platform, and to support and improve existing products. In July 1998, the Company introduced the new 300mm product suite which includes the PS3 Photostabilizer and the ES3 Enhanced Strip Plasma Asher.

The Company's effective tax rate was 31% for the second quarter and first half of 1998 compared to 36% for the same periods in 1997. The change in the rate, when compared to 1997, was primarily due to non-deductible amortization of excess cost over net assets of business acquired.

                  PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months ended June 30, 1998.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

                             Fusion Systems Corporation
                             --------------------------
                             Registrant

Date:  August 6, 1998        /s/ Adrian T. Dillon
                             --------------------------
                             Adrian T. Dillon
                             Vice President and Chief
                             Financial Officer and Chief
                             Accounting Officer

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