Form 10-Q
period 1998-09-30
FUSION SYSTEMS CORP
filed 1998-11-13
CIK 920029

                         United States
               Securities and Exchange Commission
                    Washington, D.C.  20549

                           Form 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the period ended September 30, 1998
                     ------------------


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

There were 10 Common Shares outstanding as of September 30, 1998 which were held by Eaton Corporation.

                  Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)

Condensed Consolidated Balance Sheets
                                              Sept. 30,   Dec. 31,
(Thousands)                                     1998        1997
                                                ----        ----
ASSETS
Current assets
  Cash and cash equivalents                  $  2,544
  Short-term marketable securities                 16    $ 16,329
  Accounts receivable                          11,021      17,296
  Note receivable from Eaton Corporation       85,009      72,784
  Due from Eaton Corporation                    9,392       4,269
  Inventories                                  17,413      16,012
  Deferred income taxes and other
    current assets                              3,578       3,391
                                             --------    --------
                                              128,973     130,081
Property, plant and equipment                  13,602      14,998
Intangible assets                              33,333      37,619
Excess of cost over net assets of
  business acquired                            50,473      51,351
Other assets                                    4,445       3,750
                                             --------    --------
                                             $230,826    $237,799
                                             ========    ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Accounts payable and other current
    liabilities                              $ 15,800    $  9,943
                                             --------    --------
                                               15,800       9,943
Other liabilities                                  40
Deferred income taxes                          12,191      13,166
Shareholder's equity                          202,795     214,690
                                             --------    --------
                                             $230,826    $237,799
                                             ========    ========

See accompanying notes.

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)

Statements of Consolidated Operations
                                          Three Months Ended     Nine Months Ended
                                         --------------------   --------------------
                                         Sept. 30,  Sept. 26,   Sept. 30,  Sept. 26,
(Thousands)                                 1998       1997        1998       1997
                                            ----       ----        ----       ----
Net sales                                $  8,728   $ 23,670    $ 34,247   $ 64,759

Costs and expenses
  Cost of products sold                     9,623     13,384      27,900     33,194
  Selling, general & administrative         4,105      8,423      11,763     16,636
  Research, development & engineering       4,600      5,674      15,161     13,971
  Liquidation of stock options                        13,748                 13,748
  Purchased in-process research &
    development                                       85,000                 85,000
                                         --------   --------    --------   --------
                                           18,328    126,229      54,824    162,549
                                         --------   --------    --------   --------
Loss from operations                       (9,600)  (102,559)    (20,577)   (97,790)

Other income (expense)
  Interest income, net                      1,052      1,088       3,571      4,070
  Other--net                                 (739)        57      (1,132)        41
                                         --------   --------    --------   --------
                                              313      1,145       2,439      4,111
                                         --------   --------    --------   --------
Loss before income taxes                   (9,287)  (101,414)    (18,138)   (93,679)
Income tax benefit                         (3,321)    (4,383)     (6,067)    (1,598)
                                         --------   --------    --------   --------

Net loss                                 $ (5,966)  $(97,031)   $(12,071)  $(92,081)
                                         ========   ========    ========   ========

See accompanying notes.

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)

Condensed Statements of Consolidated Cash Flows
                                                     Nine Months Ended
                                                   ----------------------
                                                    Sept. 30,   Sept. 26,
(Thousands)                                           1998        1997
                                                      ----        ----
Net cash used in operating activities
  Net loss                                         $(12,071)   $(92,081)
  Adjustments to reconcile to net cash
    used in operating activities
      Depreciation and amortization                   9,874       4,308
      Write-off of purchased in-process research
          and development                                        85,000
      Changes in operating assets and liabilities   (10,137)    (82,999)
                                                   --------    --------
                                                    (12,334)    (85,772)

Net cash provided by investing activities
  Expenditures for property, plant and equipment     (1,611)     (3,666)
  Payments related to sale of discontinued operations            (1,047)
  Sales of short-term investments--net               16,313      52,566
  Foreign currency translation adjustment               176         (56)
  Other--net                                                     (1,021)
                                                   --------    --------
                                                     14,878      46,776

Net cash provided by financing activities
  Proceeds from exercise of stock options and
     stock sale--net of income tax benefit                          551
                                                   --------    --------
                                                          0         551
                                                   --------    --------
Increase (decrease) in cash and cash equivalents      2,544     (38,445)
Cash and cash equivalents at beginning of year                   38,445
                                                   --------    --------
Cash and cash equivalents at end of period         $  2,544    $      0
                                                   ========    ========

See accompanying notes.

The following notes are included in accordance with the requirements of Regulation S-X and Form 10-Q:

(dollar amounts in thousands)

Preparation of Financial Statements
-----------------------------------
The condensed consolidated financial statements of Fusion Systems Corporation (Fusion or the Company) are unaudited. However, in the opinion of management, all adjustments have been made which are necessary for a fair presentation of financial position, results of operations and cash flows for the stated periods. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K. The interim period results are not necessarily indicative of the results to be expected for the full year. Information relating to earnings per share is not presented because the registrant is a wholly-owned subsidiary of Eaton Corporation (Eaton).


Acquisition by Eaton Corporation
--------------------------------
On August 4, 1997, the Company was purchased by Eaton Corporation for $293 million, before a reduction for cash acquired of $90 million. The purchase price allocation included $85 million for purchased in-process research and development which was determined through an independent valuation. This amount was expensed at the date of acquisition because technological feasibility had not been established and no alternative commercial use had been identified. Therefore, the third quarter of 1997 includes the write-off of $85 million for purchased in-process research and development, with no income tax benefit.

A special charge of $13.7 million ($8.9 million, net of income tax benefit) for the liquidation of Fusion's outstanding stock options and other charges related to the purchase of the Company by Eaton was recorded in operations in the third quarter of 1997.


Inventories
-----------
                                     Sept. 30,     Dec. 31,
                                       1998          1997
                                       ----          ----
Raw materials and purchased parts    $11,909       $ 5,528
Work-in-process and
  finished goods                       5,504        10,484
                                     -------       -------
Total inventories                    $17,413       $16,012
                                     =======       =======

Comprehensive Income
--------------------
On January 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, 'Reporting Comprehensive Income'. SFAS No. 130 establishes new standards for reporting comprehensive income and its components; however, the adoption of SFAS No. 130 has no impact on the Company's net income or share-holder's equity. For the Company, the principal difference between net income as historically reported in the statements of consolidated operations and comprehensive income are foreign currency translation adjustments recorded in shareholder's equity. Comprehensive income is as follows:

                               Three Months Ended
                               ------------------
                              Sept. 30,   Sept. 26,
                                 1998       1997
                                 ----       ----
Net loss                      $ (5,966)  $(97,031)
Foreign currency translation         2        (42)
                              --------   --------
Comprehensive loss            $ (5,964)  $(97,073)
                              ========   ========

                                Nine Months Ended
                               ------------------
                              Sept. 30,   Sept. 26,
                                 1998       1997
                                 ----       ----
Net loss                      $(12,071)  $(92,081)
Foreign currency translation       176        (56)
                              --------   --------
Comprehensive loss            $(11,895)  $(92,137)
                              ========   ========


Recently Issued Accounting Pronouncements
-----------------------------------------
In June 1998, SFAS No.133, 'Accounting for Derivative Instruments and Hedging Activities', was issued. The Company must adopt the standard by the beginning of the first quarter of the year 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No.133 will have a significant effect on earnings or the financial position of the Company.


Information Concerning Geographic Regions
-----------------------------------------
Net Sales by Geographic Region

The Company sells its products in several geographic regions. Net sales by the location of the Company's customers for the first nine months of 1998 and 1997 are as follows:

                                  1998       1997
                                  ----       ----
North America                  $16,395    $37,706
Europe                          10,311     12,825
Pacific Region                   7,541     14,228
                               -------    -------
Total sales                    $34,247    $64,759
                               =======    =======

Operating Locations

The Company manufactures its products in the United States. The Company's foreign operations consist primarily of sales and service activities. A significant portion of the Company's sales from its sales and service offices in Europe and the Pacific Region represent equipment sales shipped directly from U.S. facilities. A summary of net sales by operating location for the first nine months of 1998 and 1997 is as follows:
                                  1998       1997
                                  ----       ----
North America                  $22,040    $49,553
Europe                          11,647     12,685
Pacific Region                     560      2,521
                               -------    -------
Total sales                    $34,247    $64,759
                               =======    =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
Net sales, consisting of revenues from system sales, spare parts and service and royalty revenues, decreased 63% and 47%, respectively, in the third quarter and the first nine months of 1998 compared to the same periods in 1997. The decrease was primarily due to the decline in the worldwide semiconductor equipment market which seriously affected the Company's results in 1998. The Company has made operating adjustments including a 34% reduction in headcount and a 67% reduction in budgeted 1998 capital spending.

As a result of the severe conditions in the semiconductor equipment industry, the Company has lowered 1998 sales expectations. During the third quarter of 1998, the Company recorded a nonrecurring pretax charge of $3.4 million to restructure the business which included workforce reductions, asset write-downs and other restructuring charges.

In the third quarter of 1997, the Company took a one-time charge of $85 million, with no income tax benefit, to write-off the purchased in-process research and development associated with the acquisition of the Company by Eaton. The Company also liquidated certain outstanding stock options resulting in a charge of $14 million in the third quarter of 1997.

Cost of products sold reflects amortization expense of $2,199 in the third quarter of 1998 and $6,867 in the first nine months of 1998 related to excess cost over the net assets of business acquired and related intangible assets resulting from Eaton's acquisition of Fusion in August 1997. The Company also recorded restructuring charges in the third quarter of 1998 as described above.

Selling, general and administrative expenses decreased 51% in the third quarter of 1998 and 29% in the first nine months of 1998 compared to the same periods in 1997. The decrease was primarily due to operating adjustments, including a reduction in headcount, made to offset the decline in the semiconductor equipment market.

Research, development and engineering expenses decreased 19% and increased 9%, respectively, in the third quarter and first nine months of 1998 compared to the same periods in 1997. The year-to-date increase was primarily due to a substantial increase in the level of effort needed to develop advanced products including a new 300mm platform, and to support and improve existing products. In July 1998, the Company introduced the new 300mm product suite which includes the PS3 Photostabilizer and the ES3 Enhanced Strip Plasma Asher.

The Company's effective tax rate was 36% for the third quarter of 1998 and 33% for the first nine months of 1998 compared to 4% and 2%, respectively, for the same periods in 1997. The change in the rate, when compared to 1997, was primarily due to the $85 million non-deductible write-off of purchased in-process research and development.

Year 2000 Readiness Disclosure
------------------------------
Computer software that uses two digits rather than four to identify the applicable year may be unable to interpret appropriately the calendar Year 2000, and thus could cause disruption of normal business activities. The Company uses software in various aspects of the business, including certain products, manufacturing, product development and many administrative functions. Much of this software may be unable to interpret the calendar Year 2000 appropriately unless it is modified or replaced.

The Company has approached the Year 2000 issue through Eaton's corporate-wide initiative led by the Eaton's Vice President-Information Technologies and involving program managers from each business unit. The activities associated with the corporate-wide initiative include reviewing date-sensitive products and critical information technology (IT) and non-IT systems, such as those which interface with major customers, suppliers, and other third parties.

Eaton's Year 2000 compliance efforts encompass the following focus areas:

Business Management Systems: This area includes information systems and applications relating to manufacturing, marketing, sales, purchasing, product development and design systems. These systems have been identified as very important to the support of the Eaton's operations and have been given the highest priority toward becoming Year 2000 compliant.

Enterprise Network Infrastructure: Eaton utilizes one enterprise network throughout the organization which will be upgraded by the end of 1998 to become Year 2000 compliant. All personal/desktop computers and related software will also be made compliant.

Administrative Systems: This area includes systems associated with human resources, cash management and financial accounting and reporting. Eaton operates a highly centralized systems environment in North America and throughout much of Europe and is working towards full compliance of these systems by mid-year 1999.

Shop Floor Equipment and Facilities Infrastructure: Eaton is auditing the machinery and equipment used both in manufacturing and in support operations at each location. This audit will establish Year 2000 readiness and measure the risk of non-compliance so as to determine the best remediation plan to be followed in avoiding potential disruptions in production.

Software in Products: All of Eaton's products which are currently marketed, and the vast majority of the products which have been marketed in the past, are either not date-sensitive or do not require remediation. With respect to certain previously-marketed products of Eaton's Semiconductor Equipment business segment and Eaton's Cutler- Hammer business, remediation programs are being pursued that are consistent with its warranty requirements or is offering product upgrades or remediations.

Supplier Assurance: To determine Year 2000 readiness, Eaton undertook a supplier assurance program in 1997, which includes surveying its suppliers and evaluating their responses. Based on this evaluation and the criticality of the items or services provided by the suppliers, Eaton is auditing their compliance and working with them towards assuring compliance or, if needed, the development of contingency plans.

Customer Assurance: Eaton is working with the Automotive Industry Action Group, various other trade organizations and customers to ensure that a common Year 2000 compliance approach is applied across those respective industries. Continuous interaction with these trade organizations is helping to identify the issues requiring attention and to develop appropriate solutions.

Eaton's Year 2000 program activities include the identification of affected hardware and software, the development of a plan for correcting those systems in the most effective manner, the execution of that plan and the monitoring of its success. Although Eaton's various locations are at differing stages of readiness with respect to the various areas, Eaton has substantially completed the identification and plan development phases of the project. Eaton is well underway in the execution phase and anticipates completing the majority of the program by mid-year 1999 although certain applications at certain business units may not be completed until late in 1999. Continuous review and testing is being conducted throughout all phases of the program to help ensure that Eaton achieves and maintains compliance as the Year 2000 approaches.

The program, as it relates to IT, involves a combination of hardware and software modifications, upgrades and replacements. In many instances, Eaton will replace non-compliant systems with newer systems which will significantly improve functionality as well as appropriately interpret the calendar year 2000 and beyond. Although the timing of these actions may have been influenced by the Year 2000 issue, in virtually all instances they will involve capital expenditures that would have occurred in the normal course of business. As part of reengineering and other initiatives, Eaton is also currently upgrading and replacing other systems to provide significantly enhanced functionality; however, these upgrades and replacements are unrelated to the Year 2000 issue.

As part of Eaton's Year 2000 program, detailed contingency plans are being formalized as the target date for completion approaches. Business disruption scenarios are currently being identified and appropriate strategies are being evaluated in the development of these various plans.

Fusion is a participant in Eaton's corporate-wide Year 2000 program and current estimated costs for Eaton's program are $95 million. Approximately $70 million of those costs represent replacement costs of certain hardware and software which will provide significantly enhanced functionality over the systems that are currently being used. The remaining $25 million represents costs associated with modifying and upgrading existing systems. To date, approximately two thirds of the estimated costs have been incurred. Purchased hardware and software will be capitalized in accordance with normal Eaton policy while other remediation costs will be expensed as incurred. Cash flow related to these costs will be satisfied with funds from operations that are normally budgeted for procurement and maintenance of Eaton's information systems and production and facilities equipment as well as operating cash flows. Eaton requires regular project status reporting, and cost estimates will be revised as more refined estimates become available.

Eaton believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, satisfactory completion of Eaton's program may not prevent business disruptions resulting from actions of Eaton's critical suppliers and customers. Such disruptions would impair Eaton's ability to obtain necessary materials for production or sell products to customers. If such a disruption occurred, Eaton may experience lost or delayed sales and profits depending on the duration of the disruption. Key aspects of Eaton's program are addressing this uncertainty but its ability to be fully confident of conditions related to third parties is limited. Currently, Eaton cannot reasonably estimate the amount of potential lost or delayed sales and profits.

Euro
----
On January 1, 1999, eleven of the fifteen member countries of the European Monetary Union (EMU) will begin a three-year transition phase during which a common currency called the Euro will be adopted as their legal currency. The Euro will then trade on currency exchanges and be available for non-cash transactions. During the transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. The conversion rates between the existing legacy currencies and the Euro will be fixed on January 1, 1999. The legacy currencies will remain legal tender for cash transactions between January 1, 1999 and January 1, 2002 at which time all legacy currencies will be withdrawn from circulation and the new Euro denominated bills and coins will be used for cash transactions.

Fusion has operations in Italy which is one of the eleven participating countries that will be utilizing the Euro as their local currency in 1999. Additionally, Fusion's operations in the United Kingdom and the Pacific Region will be conducting business transactions with customers and suppliers that will be denominated in the Euro. Eaton has established Euro denominated bank accounts to accommodate Euro transactions that may be utilized by Fusion.

Fusion's exposure to changes in foreign exchange rates may be reduced as a result of the Euro conversion. Conversely, changes in the value of the Euro in US Dollars may have a greater impact because there will be less diversity in Fusion's exposure to foreign currencies.

Fusion has approached the Euro conversion through Eaton's steering committee which was established to review strategic and tactical areas arising from the Euro conversion. Eaton has focused immediate efforts on aspects of the Euro conversion that require adjustment or compliance by January 1, 1999. These aspects include transacting business in the Euro, the competitive impact on product pricing and adjustments to billing systems to handle parallel currencies. Eaton has determined that these systems have the capability to handle Euro transactions. Continuing analysis and development efforts by the steering committee and project teams at Eaton's business units will help ensure that the implementation of the Euro meets the timetable and regulations established by the EMU.

Based on current estimates, Fusion does not expect the costs incurred to address the Euro will have a material impact on the financial condition or results of operations.

Forward-Looking Statements
--------------------------
The forward-looking statements in this Form 10-Q should be used with caution. They are subject to various risks and uncertainties, many of which are outside the control of the Company. Important factors which could cause actual results to differ materially from those in the forward-looking statements include changes in global economic and financial conditions, the market for semiconductor capital equipment, costs and disruptions associated with the Year 2000 issue, and the impact of the conversion to the Euro currency.
The Company assumes no obligation to update these forward-looking statements.

                  PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index attached.

(b)  Reports on Form 8-K.

     1. On October 8, 1998, Eaton filed a Current Report on Form 8-K concerning lowering 1998 expectation for sales and earnings of their Semiconductor Equipment Operations (SEO) and a $50 million charge to restructure SEO. The Company is included in Eaton's Semiconductor Equipment business segment.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Fusion Systems Corporation
                             ----------------------------
                             Registrant

Date:  November 12, 1998     /s/ Adrian T. Dillon
                             ----------------------------
                             Adrian T. Dillon
                             Vice President and Chief
                             Financial Officer and Chief
                             Accounting Officer

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