Form 10-K405
period 1998-12-31
FUSION SYSTEMS CORP
filed 1999-04-01
CIK 920029

United States
               Securities and Exchange Commission
                     Washington, D.C.  20549

                           Form 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1998

Commission file number 0-23628

                 Fusion Systems Corporation
---------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         Delaware                      52-0915080
-------------------------   -----------------------------------
(State of incorporation)   (I.R.S. Employer Identification No.)

 7600 Standish Place, Rockville, Maryland           20855
---------------------------------------------------------------
(Address of principal executive offices)         (Zip code)

                       (301) 251-0300
---------------------------------------------------------------
(Registrant's telephone number, including area code)


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

As of January 31, 1999, there were 10 Common Shares outstanding which were held by Eaton Corporation.

                              Part I

Item 1.  Business

Background

Fusion Systems Corporation and Subsidiaries (the "Company" or "Fusion"), wholly-owned subsidiaries of Eaton Corporation ("Eaton"), is a worldwide supplier of single-wafer ashers and photostabilizers used in the fabrication of advanced semiconductor devices. The Company was founded in 1971 to develop microwave-powered electrodeless ultraviolet ("UV") lamps originally used to cure coatings, adhesives and inks on a variety of end-use products. The Company began commercial shipments in 1975 and introduced its first product for the semiconductor industry in 1983. On September 6, 1996, Fusion sold its UV curing business to Fairey Group, plc of Egham, United Kingdom.

The Company has made major investments in its business to expand its product lines and increase its worldwide sales and service capabilities. The Company has continued to add to its semiconductor equipment product families through internal development and technology sourcing. The Company has also made investments to strengthen its direct sales and service operations in Europe and South Korea and expand its presence in Japan and Taiwan.

The Company derives most of its revenues from the sale of free-standing semiconductor fabrication systems. In addition, it obtains revenues from royalties and the sale of consumables and services.

Acquisition by Eaton Corporation

On June 30, 1997, Fusion and Eaton, an Ohio corporation, entered into a definitive merger agreement under which Eaton agreed to acquire the Company. Under the terms of the agreement, on July 7, 1997, Eaton initiated a cash tender offer for all outstanding shares of the Company at $39 per share. The tender offer was subject to a majority of the outstanding shares of the Company, on a fully diluted basis, being tendered, and other customary conditions. Eaton agreed to acquire any remaining Company shares not acquired in the tender offer in a merger at the same $39 per share price.

On July 25, 1997, the Company declared a dividend of one Contingent Payment Right ("Right") on each share outstanding. Each Right entitled holders to receive on March 31, 1999 an additional cash payment if the Company's 1998 revenues had exceeded $122 million, with a maximum $5.00 per Right if the Company's 1998 revenues had reached $149 million or more. The Company's 1998 revenues were $41.1 million; therefore, no payment will be made to the holders of these Rights.

On August 4, 1997, Eaton's wholly-owned subsidiary, ETN Acquisition Corporation, completed the tender offer for all of the outstanding shares and the associated preferred share purchase rights of the Company (the Rights were not acquired by Eaton). On August 5, 1997, ETN Acquisition Corporation merged into the Company, resulting in each share of the Company not acquired in the tender offer being canceled and converted into the right to receive $39 cash.

Technology and Products

Fusion's growth is driven by products based on distinctive core competencies. Starting with the core microwave lamp technology, Fusion has steadily built and integrated additional core competencies in such areas of technology as optics, thermal control, microwave power supplies and applicators, software, robotics, and barrier discharge ozone generation.

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

In 1996, Fusion introduced a new tool called Enhanced Strip (ES), an advanced version of Fusion's Plasma Asher, designed with residue removal capability. The ES process uses fluorine-based gas chemistries to provide dry in situ removal of residues created after processes such as etch and ion implant, effectively eliminating the need for wet process steps which normally follow ashing. A distinct competitive advantage of the ES tool is the capability to ash and to remove residues in the same chamber. This enables the Fusion ES system to use high productivity parallel processing in Gemini(TM) systems, whereas competitors' systems must use slower, sequential processing. The development of the ES process meets market needs resulting from industry's desire to eliminate wet process steps. These typically use hazardous and difficult-to-handle substances and are reaching their physical limitations as advanced semiconductor device geometries continue to shrink.

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

In Japan, Tokyo Electron Limited (TEL) had been Fusion's distributor since 1983. On March 16, 1999, Sumitomo Heavy Industries, Ltd. was appointed the exclusive distributor in Japan for Fusion photo-stabilizers and ashers and Eaton rapid thermal processors and furnaces. The agreeement with TEL is in the process of being terminated.

Customers

Sales to Texas Instruments represented 13% of net sales in 1998. Sales to five other customers together represented 32% of net sales in 1998 and 1997; however, no single customer represented 10% or more of net sales in 1997. Sales to IBM, Micron Technology, and Atmel represented 15%, 11%, and 11% of net sales in 1996, respectively. The semiconductor capital equipment industry is typically characterized by small unit sales but high value sales to a well-defined customer base. The cancellation or delay of orders from any one of the Company's key accounts due to business conditions or industry-wide slowdowns, pricing pressures and the impact of competitive products could materially adversely affect the Company's financial performance and business in general, and contribute to marked fluctuations in quarterly operating results. See "Forward Looking Statements" on pages 14 through 17 of this report.

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

Fusion's total research and development and product engineering expenses (in millions) were $19 in 1998 and 1997 and $16 in 1996.

Competition

Fusion has competed in the past primarily with firms that are significantly smaller than those which typically supply the high-priced semiconductor fabrication equipment for major process steps, such as etch and deposition equipment.

The asher market is segmented by region and technology. Fusion competes against United States-based suppliers of single-wafer plasma ashers: GaSonics International Corporation, Mattson Technology, Inc. and Matrix Semiconductor Systems, Inc. In the Pacific Region market, Fusion also competes against Japan-based suppliers: Plasma Systems Corporation, Canon, Inc. and M.C. Electronics Co., Ltd. The Pacific Region market is marked by a higher concentration of batch systems, although single-wafer systems are rapidly increasing market share. Large suppliers of semiconductor equipment, such as Lam Research Corporation and Applied Materials Incorporated, have added process modules to their equipment which perform a similar function to that performed by the Company's asher products. These companies have significantly greater service, support and technical resources than the Company. The Company will continue to face competition from single-wafer dry ashers made by competing manufacturers as well as by barrel ashers and wet chemistry suppliers. Competitive factors could lead to the loss of business for the Company, materially affecting financial performance and business in general, and could contribute to marked fluctuations in quarterly operating results.

In photostabilization, the Company primarily competes against thermal bake ovens and hot plates in all markets, and faces additional competition from a Japanese manufacturer of photostabilizers, Ushio Electric Ltd. ("Ushio"), in Japan and the Pacific Region. In those markets, the Company believes that it will increasingly benefit from patents issued to the Company, primarily covering Fusion's UV/Bake(TM) process. In 1996, Fusion announced that it had reached a technology accord with Ushio regarding a long-standing dispute between the Company and Ushio. Under the terms of this agreement, the customers of Fusion and Ushio will have the right to royalty-free use of patents of both companies in the field of UV hardening of photoresists for the production of semiconductor devices.

Manufacturing and Suppliers

The Company's manufacturing operations are located at its Rockville, Maryland headquarters and consist primarily of component procurement, final assembly, testing and quality control. Most of the components used in Fusion's products are fabricated by outside suppliers to the Company's engineering specifications.

One component used in two of the Company's three product groups has been continuously obtained by the Company for over twenty years from a single source. The supplier is a leading, worldwide electronics manufacturer which historically has provided timely delivery without any significant delay or interruptions. In the unanticipated event of a phase-out of the manufacture of this component, the supplier has previously confirmed that it will provide Fusion with enough supply to meet the Company's requirements for five years from the date of any notification of discontinuance. The Company believes it would have sufficient time following such a notice to alter its designs to accept substitute components, or to engage an alternative supplier to build the component to specification. The Company currently maintains inventories of this component as a safeguard against the possibility of short-term supply interruptions. If the Company were to experience a prolonged inability to obtain such component, it would have a material adverse effect on the Company's results of operations. See "Forward Looking Statements" on pages 14 through 17 of this report.

Backlog

Fusion's backlog at December 31, 1998, 1997 and 1996 (in millions) was $9, $18 and $39, respectively. Backlog consists of orders for which a written customer purchase order has been received or a customer purchase order number has been communicated to the Company. All orders are subject to cancellation or rescheduling by the customer with limited or no penalties. The Company's backlog at any particular date may not necessarily be indicative of actual sales for any succeeding period.

Employees

At December 31, 1998, the Company had approximately 240 full-time employees. The success of the Company's future operations depends in large part on the Company's ability to recruit and retain engineers, technicians and other professionals who are in considerable demand. There can be no assurance that the Company will be successful in retaining or recruiting key personnel. None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its employee relations to be good.

Item 2.  Properties

The Company's headquarters, principal manufacturing and research and development facilities are located in Rockville, Maryland. The
Company leases these facilities under four separate leases.

The Company also leases warehouse space located in Rockville, Maryland under a lease that expires December 31, 1999. In addition, the Company leases space for sales offices in Boise, Idaho and Carrollton, Texas. The terms of these leases expire in 1999.

The Company leases space for its international operations in Alton, England; Milan, Italy; Tokyo, Japan; and Seoul, South Korea with terms expiring between 1999 and 2002.

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

The high and low market prices for the Contingent Payment Rights were $13/16 and $1/64 in 1998 and were traded on the Nasdaq Stock
Market.  The Rights were delisted on December 22, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Fusion is a worldwide supplier of single-wafer ashers and photostabilizers used in the fabrication of advanced semiconductor devices. The Company was founded in 1971 and introduced its first product for the semiconductor industry in 1983.

On June 30, 1997, the Company and Eaton Corporation ("Eaton") entered into a definitive merger agreement under which Eaton agreed to acquire the Company.

On August 4, 1997, Eaton's wholly-owned subsidiary, ETN Acquisition Corporation, completed a tender offer for all of the outstanding shares of common stock and the associated preferred share purchase rights of the Company. See pages 29 and 30 of the financial review in this report.

The semiconductor capital equipment industry is dependent on the performance and capacity of the semiconductor device ("chip") industry which historically has been a cyclical industry which could materially affect the results of operations. See "Forward Looking Statements" on pages 14 through 17 of this report.

Results of Operations

The Company's net sales are derived from system sales, spare parts, service and royalty revenues. Net sales decreased to approximately $41.1 million in 1998, a 51% decrease from 1997 results. 1998 proved to be a very difficult year for the semiconductor capital equipment industry as the industry began to collapse in the first half of the year. Late in 1998, the semiconductor equipment industry appeared to have reached the bottom of the current cycle.

The unprecedented severity of conditions in the semiconductor equipment industry caused the Company to take drastic steps to ensure capacity is appropriately sized for current market conditions. In 1998, restructuring charges of $5.0 million were recorded. The overall restructuring efforts included workforce reductions and inventory and asset write-downs. The charge for workforce reductions included the termination of approximately 90 employees, primarily manufacturing personnel. As of year-end, the majority of the employees were terminated. The charge for asset write-downs primarily related to inventory, which was written down to estimated market value, and is included in cost of products sold.

The Company's gross profit as a percentage of net sales was 14% and 47% in 1998 and 1997, respectively. The decrease in gross profit for 1998 was primarily due to $9.3 million of amortization expense related to the excess cost over net assets of business acquired and intangible asset, resulting from Eaton's acquisition of Fusion in 1997. Amortization expense in 1997 was $4.0 million. Restructuring charges of $3.7 million were also included in costs of products sold in 1998. Excluding amortization expense and restructuring charges, gross profit as a percentage of net sales was 46% in 1998 and 51% in 1997. The remaining 5% decrease was a result of higher per unit overhead costs due to declining sales volumes.

Selling, general and administrative expenses primarily consist of salaries, sales commissions, marketing and related expenses, and expenses associated with the general management of the business. Selling, general and administrative expenses decreased to $19.5 million in 1998, an 8% decrease from 1997. The decrease in 1998 was due to lower product shipment levels, which resulted in lower commission costs, and to the implementation of significant cost control measures in response to the general industry slowdown. This decrease was offset by the $1.7 million administrative charge from Eaton ($.5 million in 1997) and $2.7 million of compensation expense related to the Special Bonus Plan. See "Stock Options" in the Notes to the Consolidated Financial Statements on page 34 of this report for details of the Special Bonus Plan.

Research, development and engineering expenses increased to $19.2 million in 1998, a 1% increase from 1997. The increase in 1998 was primarily due to an increase in the level of effort needed to develop advanced products, and to support and improve existing products.

During the third quarter of 1997, Eaton acquired Fusion. The purchase price allocation included $85 million for purchased in-process research and development, which was determined through an independent valuation based on the income method using a risk adjusted discount rate of 31% applied to project cash flows. Three groups of projects comprised over 95% of the total value of purchased in-process research and development, and are described in more detail below. All of the purchased in-process research and development was expensed at the date of acquisition because technological feasibility had not been established and no alternative commercial use had been identified. The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities that are necessary to establish that these products can be produced to meet their design requirements, including functions, features and technical performance requirements.

Gemini Photostablizer (GPS) - This project involved the development of a 300 mm photostabilizer and was valued at $22.4 million. This product will be scaled for 300 mm wafers and will include functions new to photostabilizing. In order to realize this new technology, product designs will have to be configured and scaled for the larger wafers. At the acquisition date, the greatest risk of potential failure associated with this project was that it could not be accomplished given technical and economic constraints. Product completion was originally expected in late 1998. Development was ultimately completed in the first quarter of 1999, resulting in the sale of the first prototype. This small delay had a nominal impact upon 1998 consolidated results of operations, and will not have a significant impact upon the Company's financial condition or ultimate expected investment return.

Gemini Enhanced Strip (GES) - These projects involve the development of the next generation Enhanced Strip products for both 200 mm and 300 mm wafers and together were valued at $37.4 million. These new products will incorporate various new functions, including targeting applications for 0.25 micron and 0.18 micron geometries. Areas requiring design are the same as those in the GPS project, with corresponding risks of failure. Product completion was originally planned for mid-1999, and is still scheduled for completion in that time frame.

Gemini Microwave Plasma Asher (GPL) - These projects involved the development of the next generation of plasma ashers for 200 mm and 300 mm wafers and together were valued at $22.8 million. These new products will incorporate substantial changes in an attempt to enable targeting applications for 0.25 micron and 0.18 micron geometries. The primary risk related to these projects involved the achievement of tightly controlled process parameters, which is considered difficult due to the smaller linewidths targeted with these projects. Product completion was originally planned for mid-1998, and was completed by the fourth quarter of 1998. This small delay had a nominal impact upon 1998 consolidated results of operations, and no significant impact upon the Company's financial condition or ultimate expected investment return.

Other income, net of expenses, was $3.7 million in 1998, a 25% decrease from 1997 results. Other income consists primarily of interest income and foreign exchange gains and losses.

The Company's effective tax rate was a benefit of 31% in 1998 and 2% in 1997. The change in the rate, when compared to 1997, was primarily due to the non-deductible write-off of purchased in-process research and development in 1997.

Liquidity and Capital Resources

The Company's operating cash needs are primarily for working capital and to fund its capital expenditure program. The Company's capital requirements typically consist of manufacturing equipment, research and development equipment, office equipment, and leasehold improvements.

Subsequent to the acquisition by Eaton, Fusion began participating in Eaton's centralized cash management system. Under this system, cash receipts are transferred to Eaton and cash disbursements are funded by Eaton. Accordingly, the cash balances presented in the accompanying consolidated balance sheet at December 31, 1998 do not represent cash balances required or generated by operations.

Year 2000

Like most companies, Fusion is impacted by computer software that relies on two digits in the date fields in order to function properly. Software that uses two digits rather than four to identify the applicable year may be unable to interpret appropriately the calendar Year 2000, and thus could cause disruption of normal business activities. The Company relies on software in various aspects of the business including manufacturing, product development, many administrative functions and certain products. Much of this software may be unable to interpret the calendar Year 2000 appropriately without some form of remediation.

The Company is addressing the Year 2000 issue through Eaton's corporate-wide initiative led by Eaton's Vice President-Information Technologies and involving program managers from each Eaton and Fusion business unit. The activities associated with this initiative include reviewing critical information technology (IT) and non-IT systems, as well as those which interface with major customers, suppliers, other third parties, and date-sensitive products.

Eaton's Year 2000 compliance efforts, which include Fusion, encompass the following focus areas:

Business Management Systems: This area includes information systems and applications relating to manufacturing, marketing, sales (including EDI-Electronic Data Interchange and an integrated order processing and management system), purchasing, product development and computer aided design systems. These systems have been identified as very important to the support of Eaton's and Fusion's operations and have been given the highest priority toward becoming Year 2000 compliant.

Enterprise Network Infrastructure (including personal computers):
One enterprise network is utilized throughout Eaton which will be upgraded by the end of the second quarter of 1999 to become Year 2000 compliant. All personal/desktop computers and related software will also be made compliant.

Administrative Systems: This area includes systems associated with human resources, cash management and financial accounting and reporting. In North America and Europe, Eaton operates a highly centralized systems environment which is expected to be fully compliant by mid-year 1999. To ensure compliance, testing of these systems will continue through the third quarter of 1999.

Shop Floor Equipment and Facilities Infrastructure: Eaton is auditing the machinery and equipment used both in manufacturing and in support operations at each location including Fusion. This audit determines Year 2000 readiness, measures the risk of non-compliance and determines the best remediation plan to be followed in avoiding potential disruptions in production. This focus area has been substantially completed.

Software in Products: All of Eaton's products which are currently marketed, and the vast majority of the products which have been marketed in the past, are either not date-sensitive or do not require remediation. With respect to certain previously marketed products of Eaton's Semiconductor Equipment business segment (which includes Fusion), Eaton is offering product upgrades or other remediation programs, including programs covered by product warranties.

Supplier Assurance: To determine Year 2000 readiness, Eaton undertook a supplier assurance program in 1997, which included surveying suppliers and evaluating their responses. Based on this evaluation and the criticality of the items or services provided by the suppliers, Eaton is auditing their compliance and working with them toward assuring compliance or, if needed, the development of contingency plans (e.g., the selection of alternative suppliers).

Customer Assurance: Eaton is working with the Automotive Industry Action Group, various other trade organizations and customers to ensure that a common Year 2000 compliance approach is applied across those respective industries. Continuous interaction with these trade organizations is helping to identify the issues requiring attention and to develop appropriate solutions.

Eaton's Year 2000 program activities include the identification of affected hardware and software, the development of a plan for remediating those systems in the most effective manner, the execution of that plan, which includes continuous testing, and the monitoring of the program's success. Although various Eaton locations are at differing stages of readiness with respect to the various focus areas, the identification and plan development phases of the project are substantially completed. Eaton is well underway in the execution phase and anticipates completing the majority of the program by mid-year 1999 although certain applications at certain Eaton businesses will be completed throughout the second half of 1999. Continuous review and testing is being conducted throughout all phases of the program to help ensure that compliance is achieved and maintained as the Year 2000 approaches.

The program, as it relates to IT, involves a combination of hardware and software modifications, upgrades and replacements. In many instances, Eaton will replace or has replaced non-compliant systems with newer systems, which will significantly improve functionality as well as appropriately interpret the calendar year 2000 and beyond. Although the timing of these actions may have been influenced by the Year 2000 issue, in virtually all instances they will involve capital expenditures that would have occurred in the normal course of business. As part of reengineering and other initiatives, Eaton is also currently upgrading and replacing other systems to provide significantly enhanced functionality. These upgrades and replacements are unrelated to the Year 2000 remediation.

As part of the Year 2000 program, detailed contingency plans are being formalized as the target date for completion approaches. Business disruption scenarios are currently being identified and appropriate strategies and detailed plans are being evaluated and tested in the development of these various plans.

The current estimate of total Year 2000 program costs for Fusion is approximately $1.9 million. Included in this estimate are compensation and benefit costs of employees who are fully dedicated to the Year 2000 compliance effort. Costs of employees not fully dedicated to that effort are not tracked and are excluded from the estimate. As of year end, approximately $1 million of the estimated costs have been incurred and the remaining costs are expected to be incurred in the first half of 1999. The total estimated cost primarily represents purchased hardware and newly developed or purchased software, which is capitalized in accordance with normal Company policy while other remediation costs associated with existing systems are expensed as incurred. Cash flow related to these costs will be satisfied with funds from operations that are normally budgeted for procurement and maintenance of information systems and production and facilities equipment. Regular project status reporting is required, and cost estimates are updated as more refined estimates become available.

The Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, satisfactory completion of the program may not prevent business disruptions resulting from actions of the Company's critical suppliers and customers. Such disruptions would impair the Company's ability to obtain necessary materials for production or sell products to customers. If such a disruption occurred, the Company may experience lost or delayed sales and profits depending on the duration of the disruption. Key aspects of the program are addressing this uncertainty but the Company's ability to be fully confident of conditions related to third parties is limited. Currently, the Company cannot reasonably estimate the amount of potential lost or delayed sales and profits.


Euro

On January 1, 1999, eleven of the fifteen member countries of the European Monetary Union (EMU) began a three-year transition phase during which a common currency called the Euro was adopted as their legal currency. The Euro began trading on currency exchanges and is available for non-cash transactions. During the transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. The conversion rates between the existing legacy currencies and the Euro were fixed on January 1, 1999. The legacy currencies will remain legal tender for cash transactions between January 1, 1999 and December 31, 2001, at which time all legacy currencies will be withdrawn from circulation and the new Euro denominated bills and coins will be used for cash transactions.

The Company conducts business transactions with customers and suppliers within the participating countries that will be utilizing the Euro as their local currency in 1999 and in other parts of the world. Eaton has established Euro-denominated bank accounts to accommodate Euro transactions. The Company's exposure to changes in foreign exchange rates may also be reduced as a result of the Euro conversion.

The Company is addressing the Euro through Eaton's steering committee which was established to review strategic and tactical areas arising from the Euro conversion. Immediate efforts have focused on aspects of the Euro conversion that required adjustment or compliance by January 1, 1999 and for conducting Euro-denominated business during 1999. These aspects included transacting business in the Euro, the competitive impact on product pricing and adjustments to billing systems to handle parallel currencies. Eaton has determined that these systems have the capability to handle Euro transactions and is currently in a position to transact business in Euro's. Continuing analysis and development efforts by the steering committee and project teams at the business units will help ensure that the implementation of the Euro meets the timetable and regulations established by the EMU.

Based on current estimates, the Company does not expect that the costs incurred to address the Euro will have a material impact on financial condition or results of operations.


FORWARD-LOOKING STATEMENTS
--------------------------
The Company has included in this Annual Report certain expectations for 1999. Actual results could differ materially from these forward-looking statements since they inherently are subject to risks and uncertainties. Important factors which could cause such a difference include continuity of business relationships with and purchases by major customers, product mix, competitive pressure on sales and pricing, increases in material and other production costs which cannot be recouped in product pricing, costs and disruptions associated with the Year 2000 issue, difficulties in introducing new products as well as global economic and market conditions, and the impact of the conversion to the Euro currency.

Dependence on Key Customers - Because of the relative concentration of semiconductor device manufacturing, the Company typically sells a significant percentage of its systems to a limited number of customers. The loss of business or the delay of orders from any of these customers or from other key accounts of the Company due to business conditions affecting a particular customer, industry-wide slowdowns impacting multiple customers, pricing pressures or the impact of competitive products, could materially adversely affect the Company's business and financial results. As is typical in the semiconductor industry, none of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products, and all orders are subject to cancellation or rescheduling by the customer.

Cyclicality of the Semiconductor Industry - The Company's business depends in large part upon the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry is highly cyclical and has historically experienced periodic downturns, which often have had a severe adverse effect on capital equipment expenditures by semiconductor manufacturers. Semiconductor industry downturns have adversely affected the sales, gross profit, and operating results of semiconductor equipment suppliers, including the Company. The Company anticipates that a significant portion of new orders will depend upon demand from semiconductor manufacturers building or expanding large fabrication facilities, and there can be no assurance that such demand will exist in any given period of time.

Risks Associated with International Operations - Any decrease in sales outside North America may have a material adverse effect on the Company's operating results. The Company's international sales and operations are subject to customary risks of international operations including risks associated with fluctuations in interest and currency exchange rates, changes in foreign economic conditions, trade restrictions, and potentially adverse tax consequences. The Company's international business and financial performance may be adversely affected by such factors.

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

Sole or Limited Sources of Supply - The Company relies to a substantial extent on outside suppliers to manufacture many of its components. Certain of these are obtained from a sole supplier or a limited group of suppliers. One component used in two of the Company's three product groups has been continuously obtained by the Company for over 20 years from a single source. The supplier is a leading, worldwide electronics manufacturer which historically has provided timely delivery without any significant delay or interruptions. The Company's reliance on outside suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. Because the manufacture of certain of these components is a complex process and requires long lead times, there can be no assurance that delays or shortages caused by suppliers will not occur. Any inability to obtain adequate deliveries or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally could delay the Company's ability to ship its systems and could have a material adverse effect on the Company.

Intellectual Property Rights - Although the Company seeks to protect its proprietary technology, proprietary rights relating to the Company's technology will be protected from unauthorized use by others only to the extent that they are covered by enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that patents will be issued from current patent applications or that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide adequate protection or competitive advantage to the Company. Moreover, even with patent protection, the Company's business may be adversely affected by competitors that independently develop functionally equivalent technology. Although there are no pending lawsuits against the Company regarding infringement of any existing patents, there can be no assurance that third parties will not assert infringement claims in the future. If any such claims are asserted against the Company, the Company could seek to obtain a license from third parties or challenge the claim in litigation. Failure to obtain licenses or adverse determinations in any litigation could materially adversely affect the Company's business, financial condition and results of operations.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, financial review, and reports of independent auditors are presented on pages 22 through 40 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None required to be reported.

                              Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a) (1)	Index to Consolidated Financial Statements

The following consolidated financial statements and financial review, included in Item 8, are filed as a separate section of this report:

     Reports of Independent Auditors - pages 22 and 23

     Consolidated Balance Sheets as of December 31, 1998
     and 1997 - pages 24 and 25

     Statements of Consolidated Operations for the Years
     Ended December 31, 1998, 1997 and 1996 - page 26

     Statements of Consolidated Shareholder's Equity for the Years Ended December 31, 1998, 1997 and 1996 - page 27

     Statements of Consolidated Cash Flows for the Years
     Ended December 31, 1998, 1997 and 1996 - page 28

     Financial Review - pages 29 through 40

(2) All schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

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

           10 (e) Tenth Amendment of Lease Agreement dated September
                  29, 1994 between Rockville Office/Industrial
                  Associates and the Registrant (incorporated by reference to the Form S-1, Registration
                  No. 33-81494)

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

           10 (n) Eleventh Amendment of Lease Agreement dated December
                  4, 1995 between Rockville Office/Industrial
                  Associates and the Registrant (incorporated by reference to the Form 10-K for fiscal year ended December 31, 1996)

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

(b)  Reports on Form 8-K
           There were no reports on Form 8-K filed during the fourth quarter of 1998.

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

                                    Fusion Systems Corporation
                                    --------------------------
                                    Registrant


Date:  March 31, 1999               /s/ Billie K. Rawot
                                    ------------------------------
                                    Billie K. Rawot
                                    Vice President and Controller;
                                    Principal Accounting Officer
                                    Eaton Corporation



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DATE:  March 31, 1999


       Signature                           Title
-----------------------   ----------------------------------------

          *
-----------------------
Alexander M. Cutler       Chairman of the Board

          *
-----------------------
Stephen R. Hardis         Director

          *
-----------------------
Gerald L. Gherlein        Director

          *
-----------------------
John C. Matthews          President and Chief Executive Officer

          *
-----------------------
Adrian T. Dillon          Vice President, Chief Financial Officer,
                          and Chief Accounting Officer



*By    /s/ Billie K. Rawot
       --------------------------------------
       Billie K. Rawot, Attorney-in-Fact
       for the officers and directors signing
       in the capacities indicated

REPORT OF INDEPENDENT AUDITORS
------------------------------

To the Shareholder
Fusion Systems Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of Fusion Systems Corporation and Subsidiaries (wholly-owned subsidiaries of Eaton Corporation) as of December 31, 1998 and 1997, and the related statements of consolidated operations, shareholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fusion Systems Corporation and Subsidiaries (wholly-owned subsidiaries of Eaton Corporation) at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                           /s/ Ernst & Young LLP

Cleveland, Ohio
March 22, 1999

REPORT OF INDEPENDENT AUDITORS
------------------------------

To Fusion Systems Corporation:

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Fusion Systems Corporation (a Delaware corporation) and subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements of Fusion Systems Corporation and subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                        /s/ Arthur Andersen LLP

Washington, D.C.
February 6, 1997

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)

Consolidated Balance Sheets
                                                  December 31
                                              --------------------
(Thousands)                                       1998        1997
                                                  ----        ----
ASSETS
Current assets
  Cash & cash equivalents                     $  1,595
  Short-term investments                           124    $ 16,329
  Accounts receivable                           10,644      17,296
  Notes receivable from Eaton Corporation       86,211      72,784
  Due from Eaton Corporation                     6,170       4,269
  Inventories                                    8,271      16,012
  Deferred income taxes                          3,219       2,442
  Other current assets                             928         949
                                              --------    --------
                                               117,162     130,081

Property, plant & equipment
  Land & leasehold improvements                  6,686       6,262
  Machinery & equipment                          9,666       9,242
                                              --------    --------
                                                16,352      15,504
  Accumulated depreciation                      (4,514)       (506)
                                              --------    --------
                                                11,838      14,998

Intangible assets                               31,905      37,619

Excess cost over net assets of business
  acquired                                      49,283      51,351

Other assets                                     5,515       3,750
                                              --------    --------
                                              $215,703    $237,799
                                              ========    ========

The Financial Review on pages 29 to 40 is an integral part of the consolidated financial statements.

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)

Consolidated Balance Sheets
                                                   December 31
                                              --------------------
(Thousands)                                       1998        1997
                                                  ----        ----
LIABILITIES & SHAREHOLDER'S EQUITY
Current liabilities
  Accounts payable                            $    997    $  2,727
  Other current liabilities                      7,900       7,216
                                              --------    --------
                                                 8,897       9,943

Deferred income taxes                           12,015      13,166

Shareholder's equity
  Common shares                                     --          --
  Capital in excess of par value               194,671     194,671
  Retained earnings                                397      20,606
  Accumulated other comprehensive
    income (loss)                                 (277)       (587)
                                              --------    --------
                                               194,791     214,690
                                              --------    --------
                                              $215,703    $237,799
                                              ========    ========

The Financial Review on pages 29 to 40 is an integral part of the consolidated financial statements.

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)

Statements of Consolidated Operations
                                          Year ended December 31
                                      ------------------------------
(Thousands)                               1998       1997       1996
                                          ----       ----       ----
Net sales                             $ 41,084   $ 84,422   $ 84,594

Costs & expenses
  Cost of products sold                 35,150     45,106     40,271
  Selling, general & administrative     19,496     21,306     18,246
  Research, development & engineering   19,207     18,984     15,756
  Liquidation of stock options                     13,748
  Purchased in-process research &
    development                                    85,000
                                      --------   --------   --------
                                        73,853    184,144     74,273
                                      --------   --------   --------
(Loss) income from operations          (32,769)   (99,722)    10,321

Other income (expense)
  Interest income--net                   4,454      5,648      3,493
  Other--net                              (756)      (744)      (126)
                                      --------   --------   --------
                                         3,698      4,904      3,367
                                      --------   --------   --------
(Loss) income from continuing
  operations before income taxes       (29,071)   (94,818)    13,688
Income taxes (benefit)                  (8,862)    (1,942)     4,959
                                      --------   --------   --------
(Loss) income from continuing
  operations                           (20,209)   (92,876)     8,729
Discontinued operations
  Operations, net of income tax                                3,709
  Gain on sale, net of income tax                             54,965
                                      --------   --------   --------
Net (loss) income                     $(20,209)  $(92,876)  $ 67,403
                                      ========   ========   ========

The Financial Review on pages 29 to 40 is an integral part of the consolidated financial statements.

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)

Statements of Consolidated Shareholder's Equity

                                                                                                Accumulated
                                       Common shares      Capital in                                  other           Total
                                      ---------------      excess of   Treasury    Retained   comprehensive   shareholder's
                                      Shares   Amount      par value      stock    earnings   income (loss)          equity
                                      ------   ------     ----------   --------    --------   -------------   -------------
(Thousands except share amounts)
Balance at January 1, 1996         7,758,000   $   78       $ 38,899               $ 46,079         $   677        $ 85,733
Net income                                                                           67,403                          67,403
Other comprehensive income (loss)                                                                      (718)           (718)
                                                                                                                   --------
Total comprehensive income                                                                                           66,685
Exercise of stock options            152,000        1          1,665    $    53                                       1,719
Income tax benefit from exercise of
  stock options                                                  409                                                    409
Employee stock purchase plan          25,000                     513                                                    513
Treasury stock purchases            (472,000)                            (8,285)                                     (8,285)
                                   ---------   ------       --------    -------    --------         -------        --------
Balance at December 31, 1996       7,463,000       79         41,486     (8,232)    113,482             (41)        146,774
Net loss                                                                            (92,876)                        (92,876)
Other comprehensive income (loss)                                                                      (546)           (546)
                                                                                                                   --------
Total comprehensive income (loss)                                                                                   (93,422)

Exercise of stock options             31,000                    (155)       548                                         393
Income tax benefit from exercise of
  stock options                                                  128                                                    128
Employee stock purchase plan           9,000                     158                                                    158
Recapitalization in connection
   with purchase by Eaton         (7,502,990)     (79)        (7,605)     7,684
Parent company investment in
   connection with purchase by
   Eaton                                                     160,659
                                   ---------   ------       --------    -------    --------         -------        --------
Balance at December 31, 1997              10       --        194,671          0      20,606            (587)        214,690
Net loss                                                                            (20,209)                        (20,209)
Other comprehensive income                                                                              310             310
                                                                                                                   --------
Total comprehensive income (loss)                                                                                   (19,899)
                                   ---------   ------       --------    -------    --------         -------        --------
Balance at December 31, 1998              10   $   --       $194,671    $     0    $    397         $  (277)       $194,791
                                   =========   ======       ========    =======    ========         =======        ========

The Financial Review on pages 29 to 40 is an integral part of the consolidated financial statements.

Fusion Systems Corporation and Subsidiaries
(wholly-owned subsidiaries of Eaton Corporation)

Statements of Consolidated Cash Flows
                                                           Year ended December 31
                                                      --------------------------------
(Thousands)                                               1998        1997        1996
                                                          ----        ----        ----
Net cash (used in) provided by operating activities
Net (loss) income                                     $(20,209)   $(92,876)   $ 67,403
  Adjustments to reconcile to net cash (used in)
    provided by operating activities
      Write-off of purchased in-process research
        and development                                             85,000
      Gain on disposal of discontinued operations                              (54,965)
      Depreciation and amortization                     13,326       7,521       3,282
      Deferred income taxes                             (1,490)        131      (1,004)
      Changes in operating assets and liabilities
          Accounts receivable                            6,652      (2,809)     (1,362)
          Due from Eaton Corporation                    (1,901)     (7,443)
          Inventories                                    7,741      (1,292)     (4,232)
          Other assets                                  (1,790)       (767)          4
          Accounts payable                              (1,730)       (247)     (1,067)
          Other current liabilities                     (1,244)       (883)      2,513
          Accrued income taxes                                      (3,391)        588
      Other--net                                                       208          27
                                                      --------    --------    --------
                                                          (645)    (16,848)     11,187

Net cash provided by (used in) investing activities
  Payment of expenses related to sale of discontinued
    operations                                                      (1,249)
  Expenditures for property, plant and equipment          (848)     (5,835)    (10,396)
  Net sales (purchases) of marketable securities        16,205      58,138     (48,601)
  Foreign currency translation adjustments                 310        (546)       (718)
  Notes receivable from Eaton Corporation              (13,427)    (72,784)
  Proceeds from sale of discontinued operations                                117,568
  Income taxes paid on sale of discontinued operations                         (35,875)
  Other--net                                                                        99
                                                      --------    --------    --------
                                                         2,240     (22,276)     22,077

Net cash provided by (used in) financing activities
  Proceeds from exercise of stock options and stock
     sale, net                                                           3       2,179
  Purchase of common shares                                                     (8,232)
  Income tax benefit from exercise of stock options                    128         409
  Treasury stock issued                                                548
                                                      --------    --------    --------
                                                             0         679      (5,644)
                                                      --------    --------    --------
Total increase (decrease) in cash and cash equivalents   1,595     (38,445)     27,620
Cash and cash equivalents at beginning of year               0      38,445      10,825
                                                      --------    --------    --------
Cash and cash equivalents at end of year              $  1,595    $      0    $ 38,445
                                                      ========    ========    ========

The Financial Review on pages 29 to 40 is an integral part of the consolidated financial statements.

Fusion Systems Corporation
(wholly-owned subsidiaries of Eaton Corporation)

FINANCIAL REVIEW
(amounts in thousands except shares and per share data)

BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------

Business Description
--------------------
Fusion Systems Corporation and Subsidiaries, (the "Company" or "Fusion"), wholly-owned subsidiaries of Eaton Corporation, design, manufacture, market and service single-wafer ashers and photostabilizers which are used for manufacturing of integrated circuits in the semiconductor industry. The Company has its headquarters in Rockville, Maryland, as well as subsidiaries and facilities in Europe and the Pacific Region. In addition, the Company maintains sales and service offices in various locations in the United States, Europe and the Pacific Region.

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

On July 25, 1997, the Company declared a dividend of one Contingent Payment Right ("Right") on each share outstanding. Each Right entitled the holders to receive on March 31, 1999 an additional cash payment if the Company's 1998 revenues had exceeded $122,000, with a maximum $5.00 per right payment made if the Company's 1998 revenues had reached $149,000 or more. The Company's 1998 revenues were $41,084; therefore, no payment will be made to the holders of these Rights.

On August 4, 1997, Eaton's wholly-owned subsidiary, ETN Acquisition Corporation, completed the tender offer for all of the outstanding shares and the associated preferred share purchase rights of the Company (the Rights were not acquired by Eaton). On August 5, 1997, ETN Acquisition Corporation merged into the Company, resulting in each share of the Company not acquired in the tender offer being canceled and converted into the right to receive $39 cash.

Subsequent to the acquisition, all Fusion Common Shares were canceled; the resulting recapitalization of shares is displayed in the accompanying Statement of Consolidated Shareholder's Equity. As a result of the recapitalization, the Company has 10 Common Shares outstanding with a par value of $.01 per share, which are owned by Eaton.

The acquisition of Fusion by Eaton was accounted for by the purchase method of accounting. The acquisition price paid by Eaton exceeded the Fusion net assets acquired by $160,659, summarized as follows:

In-process research & development                   $ 85,000
Intangible assets                                     40,000
Excess cost over net assets of business acquired      54,464
Other, principally deferred taxes                    (18,805)
                                                    --------
                                                    $160,659
                                                    ========

The excess cost of Eaton's investment in Fusion over the net assets acquired of $54,464 is being amortized by the straight-line method for financial statement purposes over a useful life of fifteen years. Amortization expense was $3,604 and $1,577 in 1998 and 1997, respectively. The intangible assets of $40,000 consist of developed technology which is being amortized by the straight-line method for financial statement purposes over a useful life of seven years. Amortization expense was $5,714 and $2,381 in 1998 and 1997, respectively.

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

A special charge of $13,748 ($8,936 net of income tax benefit) for the liquidation of Fusion's vested stock options and other charges related to the acquisition of the Company by Eaton were recorded in operations in 1997.

Principles of Consolidation
---------------------------
The consolidated financial statements include accounts of the Company and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Foreign Currency Translation
----------------------------
The functional currency for all subsidiaries outside the United States is the local currency. Financial statements for these subsidiaries are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted-average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded in shareholder's equity and included in comprehensive income.

Cash Equivalents and Short-Term Investments
-------------------------------------------
The Company considers cash equivalents to include all investments purchased with original maturity dates of 90 days or less. The investments are held to maturity. Short-term investments, which consist principally of U.S. Government securities and are held-to-maturity, are carried at amortized cost and include investments with original maturities of greater than three months having a remaining maturity of less than 12 months. The amounts reflected in the accompanying balance sheets do not differ materially from their fair values.

Subsequent to the acquisition by Eaton, Fusion began participating in Eaton's centralized cash management system. Under this system, cash receipts are transferred to Eaton and cash disbursements are funded by Eaton. Accordingly, the cash balances presented in the accompanying consolidated balance sheet at December 31, 1998 and 1997 do not represent cash balances required or generated by operations.

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

Recently Issued Accounting Pronouncements
-----------------------------------------
In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. The Company must adopt the standard by the beginning of the first quarter of the year 2000. Because of the Company's minimal use of derivatives, the adoption of SFAS No. 133 is not expected to have a significant effect on earnings or financial position.

Estimates
---------
Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.


UNUSUAL CHARGES
---------------
During 1998, the unprecedented severity of conditions in the semiconductor equipment industry caused the Company to take drastic steps to restructure the business. As a result of these actions, unusual pretax charges of $5,003 ($3,252 aftertax) were recorded in 1998. Components of the 1998 restructuring charges, included in income from operations, are as follows:

                                                           Balance
                         Original                     remaining at
                          charges    Utilized    December 31, 1998
                         --------    --------    -----------------
Workforce reductions       $  981     $  (377)       $  604
Inventory & other
  asset write-downs         4,022      (4,022)
                           ------     -------        ------
                           $5,003     $(4,399)       $  604
                           ======     =======        ======

The charge for workforce reductions primarily represents severance and other related benefit payments for the expected termination of approximately 90 employees, primarily manufacturing personnel although certain administrative functions will also be affected. As of December 31, 1998, the majority of the employees have been terminated. The balance remaining at the end of 1998 will be utilized in 1999.

The charge for asset write-downs primarily relates to inventory, which was written down to estimated market value and is included in cost of products sold.


ACCOUNTS RECEIVABLE
-------------------
Accounts receivable are net of an allowance for doubtful accounts of $604 and $206 at December 31, 1998 and 1997, respectively.


INVENTORIES
-----------
Inventories are valued at the lower of cost or market using the first-in, first-out ("FIFO") method. Inventories consist of the following at December 31:

                                       1998      1997
                                       ----      ----
 Raw materials and purchased parts  $ 4,825   $ 5,528
	Work in process and finished
      subassemblies                   1,198    10,093
 Finished goods                       2,248       391
                                    -------   -------
      Total                         $ 8,271   $16,012
                                    =======   =======

OTHER CURRENT LIABILITIES
-------------------------
Other current liabilities consist of the following at December 31:

                                       1998      1997
                                       ----      ----
  Salaries, severance, payroll
    taxes and employee health
    benefits                         $1,548    $1,743
  Warranty                            1,823     3,275
  Special Bonus Plan                  2,306
  Vacation                              539       652
  Profit sharing                                  609
  Restructuring                         604
  Other                               1,080       937
                                     ------    ------
                                     $7,900    $7,216
                                     ======    ======


STOCK OPTIONS
-------------
A Special Bonus Plan was established for those individuals holding unvested options at the date of acquisition. The Special Bonus
Plan will provide a cash payment on the second anniversary of the acquisition date to each employee who continues to be an employee of the Company. The cash payment will total the number of Common Shares subject to such unvested options times the excess of the $39 per share purchase price of the acquisition over the exercise price per Common Share of such unvested options plus interest on the amount at a rate of 6% per annum from the date of acquisition.
Based on the probable nature of this liability as of December 31, 1998, the estimated expense of $2,710 was recorded in selling, general, and administrative expense in the Statement of Consolidated Operations.

At the date of acquisition by Eaton, the Company had three stock option plans. Pursuant to the acquisition by Eaton, all outstanding stock options under these plans were canceled. Those individuals holding vested stock options at the time of the acquisition were paid out the value of the options which totaled the number of Common Shares subject to such vested option times the excess of the $39 per share purchase price of the acquisition over the exercise price per Common Share of such vested options. The total payout was $13,748 which was recorded in operations in 1997.


COMPREHENSIVE INCOME
--------------------
In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new standards for reporting comprehensive income and its components. The adoption of SFAS No. 130 has no impact on the Company's net income or shareholder's equity. For the Company, the difference between net income (loss) as historically reported in the statements of consolidated operations and comprehensive income is foreign currency translation adjustments recorded in shareholder's equity.


COMMITMENTS AND CONTINGENCIES
-----------------------------

Lease Commitments and Rental Expense
------------------------------------
Minimum rental commitments for 1999 under noncancelable operating leases, which expire at various dates and in some cases contain renewal options, are $1,800 and decline substantially thereafter.

Under the terms of the facility lease agreements, the Company may be assessed additional amounts for maintenance and taxes.
Rental expense was approximately $1,553, $1,272 and $1,621 in 1998, 1997 and 1996, respectively.

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


EMPLOYEE BENEFITS
-----------------
Prior to the acquisition by Eaton, the Company maintained a 401(k) profit-sharing plan which was terminated in 1998 in connection with the acquisition. The Company's contributions were discretionary and amounted to approximately $480 in 1997 and 1996. As a result of the plan termination, all eligible employees had the option of participating in the Eaton Share Purchase and Investment Plan (SPIP) beginning January 1, 1998. Eaton sponsors a SPIP for its United States operations under which eligible participating employees may choose to contribute up to 17% of their eligible compensation to the SPIP. Eaton matches employee contributions up to 6% of the participant's eligible compensation as limited by United States income tax regulations. The matching contribution percentage, which is determined each quarter based on net income per Eaton Common Share-basic, ranges from 25% to 100% of a participant's contribution and is invested in Eaton Common
Shares. The Company's expense related to the SPIP match was $510 in 1998.

Beginning in 1998, the majority of the Company's United States employees are covered by a non-contributory defined benefit pension plan sponsored by Eaton. The plan provides a benefit that is based on employees' accumulated pay, as defined in the plan document. Eaton's policy is to fund at least the minimum required by applicable regulations. The Company is allocated a cost for participation in the pension plan, which was $703 in 1998.

The Company has no obligation to provide health care benefits to employees who retire and, therefore, no liabilities for these items are recorded in the consolidated financial statements.


INCOME TAXES
------------
Since Eaton's acquisition of Fusion, Fusion's taxable income related to its United States operations is included in Eaton's consolidated income tax returns. Eaton accounts and pays for all related income taxes. Fusion's consolidated statements of operations for the years ended December 31, 1998 and 1997 include an allocation of Eaton's United States income tax expense in amounts generally equivalent to the provisions which would have resulted had Fusion filed separate income tax returns. The Company's foreign operations account and pay for income taxes related to their operations.

The (benefit) provision for income taxes from continuing operations for the years ended December 31 consists of the following:

                    1998       1997       1996
                    ----       ----       ----
Current:
 U.S. Federal     $(6,502)  $(1,979)   $ 5,681
 State               (951)     (211)     1,032
 Foreign               81       117        306
                  -------    ------    -------
                   (7,372)   (2,073)     7,019
Deferred:
 U.S. Federal      (1,490)      131     (2,060)
                  -------   -------    -------
                  $(8,862)  $(1,942)   $ 4,959
                  =======   =======    =======

Foreign pretax (losses) income totaled $(1,675), $(1,032), and $2,312 in 1998, 1997 and 1996, respectively.

A reconciliation of the tax provision from the U.S. Federal statutory tax rate to the Company's effective tax rate is as follows:

                                    1998          1997      1996
	                               Amount  Rate	     Rate	     Rate
                                ------  ----      ----      ----

Taxes at the statutory
  Federal rate                $(10,175)  (35%)     (35%)      35%
State income taxes, net of
  Federal tax benefit             (618)   (2%)                 3%
Foreign Sales Corporation
  Credit                                                      (3%)
Write-off of purchased in-
  process research and
  development                                       31%
Amortization of excess cost
  over net assets of business
  acquired                       1,261     4%        1%
Other                              670     2%        1%        1%
                              --------   ----     ----      ----
Tax provision at effective
  Rates                       $ (8,862)  (31%)      (2%)      36%
                              ========   ====     ====      ====

The components of deferred taxes are as follows at December 31:

                                    Current   Long-term     Long-term
                                     assets      assets   liabilities
                                    -------   ---------   -----------
1998
Intangible assets                                            $(11,167)
Inventory valuation                  $  940
Accrued employee benefit costs          581
Warranty reserves                       638
Special Bonus Plan                      807
Other                                   253                      (848)
                                     ------       	          	--------
                                     $3,219          		       $(12,015)
                                     ======       		          ========

1997
Intangible assets                                             $(13,166)
Inventory valuation                  $  792
Accrued employee benefit costs          228
Warranty reserves                     1,146
Other                                   276          46
                                     ------      ------       --------
                                     $2,442      $   46       $(13,166)
                                     ======      ======       ========

Income tax payments in 1998, 1997, and 1996 were $0, $2,718, and $41,468, respectively.


RELATED PARTY TRANSACTIONS
--------------------------
The note receivable from Eaton Corporation at December 31, 1998 bears interest at an annual rate of 5.28% and was due on March 2, 1999. Subsequent to December 31, 1998, the maturity date on the note receivable was extended to August 2, 1999 at an interest rate of 5.12%. Interest income on the note was $4,747 in 1998.

The notes receivable from Eaton Corporation at December 31, 1997 had an annual interest rate of 5.88% as to $33,507 and 5.78% as to $39,277 and were due on March 2, 1998 and January 30, 1998, respectively. Subsequent to December 31, 1997, the maturity dates on the notes receivable were extended to September 2, 1998 at an interest rate of 5.69%. Interest income on the notes was $1,327 in 1997.

Since Eaton's acquisition of Fusion, an allocation of corporate general and administrative expenses which includes legal, treasury, and accounting services provided to Fusion by Eaton, has been recorded in operations and amounted to $1,664 in 1998 and $504 in 1997.

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


DISCONTINUED OPERATIONS
-----------------------
On September 6, 1996, the Company sold the operations constituting its ultraviolet ("UV")curing business for $121,000 in cash, plus the assumption of certain liabilities, to the Fairey Group, plc, a United Kingdom- based company. The assets sold included all of the assets relating to the UV curing business of Fusion UV Curing Systems Corporation and Fusion Europe Limited and all of the capital stock of three of the Company's subsidiaries -- Fusion Aetek UV Systems, Inc., Fusion Japan KK, and Fusion VuS GmbH.

The gain on the sale, recorded in the third quarter of 1996, was approximately $55,000, net of transaction costs and income taxes. The results of the UV curing business have been classified as discontinued operations in the accompanying financial statements.

During 1996, net sales for the UV curing business were $40,000 through the date of sale.


INFORMATION CONCERNING GEOGRAPHIC REGIONS
-----------------------------------------
The Company operates in a single business segment and manufactures its products in the United States. The Company's foreign operations consist primarily of sales and service activities. A significant portion of the Company's net sales from its facilities in Europe and the Pacific Region represent equipment sales shipped directly from U.S. facilities. Net sales are categorized by the location of the office from which the sales were generated rather than by the customer's geographic location. A summary of net sales and long-lived assets by operating location for the years ended and as of December 31 are as follows:

                                   1998     1997     1996
                                   ----     ----     ----
Net sales
 North America                  $25,509  $66,617  $57,714
 Europe                          14,853   16,458   23,840
 Pacific Region                     722    1,347    3,040
                                -------  -------  -------
      Total net sales           $41,084  $84,422  $84,594
                                =======  =======  =======

Long-lived assets*
 North America                  $11,061  $14,017
 Europe                             272      557
 Pacific Region                     505      424
                                -------  -------
      Total long-lived assets   $11,838  $14,998
                                =======  =======

*Long-lived assets consist of property, plant and equipment.


Significant Customers

One customer represented 13% of net sales in 1998. No single customer represented 10% or more of net sales in 1997. Sales to three customers represented 15%, 11%, and 11% of net sales in 1996, respectively.

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------
                                     Fiscal Quarter
                           First     Second      Third     Fourth
                           -----     ------      -----     ------
1998:
 Net sales              $ 13,168   $ 12,351   $  8,728   $  6,837
 Gross profit              3,674      3,568       (895)      (413)
 Net income (loss)      $ (2,775)  $ (3,330)  $ (5,966)  $ (8,138)


1997:
 Net sales              $ 19,429   $ 21,660   $ 23,670   $ 19,663
 Gross profit             10,012     11,267     10,286      7,751
 Net income (loss)      $  2,384   $  2,566   $(97,031)  $   (795)


The third and fourth quarter of 1998 includes restructuring charges of $3,400 and $1,603, respectively. These charges relate to workforce reductions and inventory and other asset write-downs.

Gross profit in 1998 includes amortization of the excess cost over net assets acquired and intangible asset of $2,203, $2,465, $2,199, and $2,451 in the first, second, third, and fourth quarters, respectively.

Gross profit in the third and fourth quarter of 1997 includes amortization of the excess cost over net assets of business acquired and intangible asset of $1,583 and $2,375, respectively.

The third quarter 1997 includes the write-off of $85,000 for purchased in-process research and development, with no income tax benefit.

A special charge of $13,748 ($8,936 net of income tax benefit) for the liquidation of Fusion's vested stock options, and other charges related to the acquisition of the Company by Eaton were recorded in operations in the third quarter of 1997.

                    Fusion Systems Corporation
                  1998 Annual Report on Form 10-K
                            Item 14(c)
                            Exhibit 24
                        Power Of Attorney

KNOW ALL MEN BY THESE PRESENTS: That each person whose name is signed below has made, constituted and appointed, and by this instrument does make, constitute and appoint David O'Loughlin, Billie K. Rawot, or William J. Nowak his or her true and lawful attorney, for him or her and in his or her name, place and stead to subscribe, as attorney-in-fact, his or her signature as Director or Officer or both, as the case may be, of Fusion Systems Corporation, a Delaware corporation, to its Annual Report on Form 10-K for the year ended December 31, 1998 pursuant to the Securities Exchange Act of 1934, and to any and all amendments to that Annual Report, hereby giving and granting unto each such attorney-in-fact full power and authority to do and perform every act and thing whatsoever necessary to be done in the premises, as fully as he or she might or could do if personally present, hereby ratifying and confirming all that each such attorney-in-fact shall lawfully do or cause to be done by virtue hereof.

This Power of Attorney shall not apply to any Annual Report on Form 10-K or amendment thereto filed after December 31, 1999.

IN WITNESS WHEREOF, this Power of Attorney has been signed as of this 24th day of February, 1999.


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